Form 10-K
period 1998-12-31
BONNEVILLE PACIFIC CORP
filed 1999-04-06
CIK 795182

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14846

                         BONNEVILLE PACIFIC CORPORATION
             (Exact Name of Registrant as specified in its charter)

                 Delaware                              87-0363215
       (State or other jurisdiction of             (I.R.S. employer
       incorporation or organization)              identification No.)


                          50 West 300 South, Suite 300
                            Salt Lake City, UT 84101
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (801) 363-2520


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.01 Par Value Common Stock

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No 4;

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [4]

     As of March 15, 1999, 7,227,390 shares of the Registrant's common stock were issued and outstanding of which 5,138,000 were held by non-affiliates. As of March 15, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the OTCBB Market System of $6.06) was approximately $31,150,000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes 4; No

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

==============================================================================



                               INDEX TO FORM 10-K



PART I.

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Glossary




PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Except for historical financial information contained herein, the matters discussed by Bonneville Pacific Corporation ("BPC") or its representatives in this annual report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) those risks and uncertainties identified in this document including, but not limited to those in Item 1. Description of Business and in Item 7. Management Discussion and Analysis in this Form 10-K, risk that all or part of the business may be sold, (iii) the possible unavailability of financing, (iv) risks related to the development, acquisition and operation of power plants, (v) the impact of avoided cost pricing, energy price fluctuations and gas price increases, (vi) the uncertainties created by the proposed restructuring of the electrical industry in Nevada; (vii) the impact of curtailment, (viii) the seasonal nature of the Company's business, (ix) start-up risks, (x) general operating risks,
(xi) the dependence on third parties, (xii) risks associated with international investments, (xiii) risks associated with the power marketing business, (xiv) changes in government regulation, (xv) the availability of natural gas, (xvi) the effects of competition, (xvii) the dependence on senior management, (xviii) volatility in the Company's stock price, (xix) fluctuations in quarterly results and seasonality, reserve replacement risk, dependence on exploratory and development drilling risks, risks associated with reserve estimates, marketability and price risks, operating hazards and uninsured risks, technological change risk, and (xx) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

GENERAL

Bonneville Pacific Corporation ("BPC") and its subsidiaries (collectively the "Company") are diversified energy companies involved in various segments of the energy business. BPC was formed in 1980 under the laws of the State of Utah and was later reincorporated in Delaware. BPC's common stock was traded on NASDAQ commencing in 1986 but was delisted by NASDAQ in 1992. On December 18, 1998, the common stock of the Company was approved to be listed on the Over-the-Counter Electronic Bulletin Board ("OTCBB"). The Company is based in Salt Lake City, Utah and has assets, either through BPC or its subsidiaries, in several western states and Mexico.

For a variety of reasons, as more fully described in the Disclosure Statement filed with the SEC in Form 8K on May 1, 1998, and the Amended Disclosure Statement filed on July 23, 1998, on December 5, 1991, BPC filed a petition in bankruptcy and became a "Debtor-in-possession" under Chapter 11 of the United States Bankruptcy Code (the "Code"). BPC was a Debtor-in-possession from December 5, 1991 to June 12, 1992.

Subsequently, the Bankruptcy Court ordered the appointment of an independent examiner and thereafter a Trustee for the bankruptcy estate of BPC. As a result, on Friday, June 12, 1992, Roger G. Segal was appointed as the Chapter 11 trustee for BPC's bankruptcy estate by the Office of the United States Trustee. That appointment was approved by the Bankruptcy Court and the Trustee assumed control of BPC on Monday, June 15, 1992.

Subsequent to the bankruptcy filing, BPC disposed of a substantial portion of its assets. As a result, the Company's current operations are limited to ownership of an operational cogeneration facility in California, a 50% interest in another cogeneration facility in Nevada, an 88% interest in a cogeneration facility under start-up in Mexico, an operation and maintenance company, and an oil and gas company engaged in oil and natural gas exploration and production, natural gas gathering and in marketing natural gas and electricity.

From 1991 through 1998,  BPC was involved in numerous  litigation  matters.  The
Trustee filed suit against underwriters, law firms, accounting firms, prior management and others alleging that such parties engaged in wrongful actions which caused harm to BPC. The Trustee collected, on behalf of the Bankruptcy Estate, approximately $187,000,000 in settlements from defendants.

On April 22, 1998, the Trustee filed the Plan of Reorganization and the related Disclosure Statement with the Bankruptcy Court. On June 19, 1998, the Trustee filed an Amended Plan and Amended Disclosure Statement with the Bankruptcy Court. On July 1, 1998, the Amended Plan and Amended Disclosure Statement (collectively, the "Plan") were approved by the Bankruptcy Court and thereafter copies were distributed to creditors, shareholders and others. On August 26, 1998, a Confirmation Hearing on the Plan was held. On August 27, 1998, the United States Bankruptcy Court for the District of Utah entered the Order Confirming the Plan. The effective date of the Confirmed Chapter 11 Plan was November 2, 1998. To the extent consistent with the Plan, on the effective date, the Trustee turned over control of the Company to a new Board of Directors.

The Plan classified all claims into 11 classes plus administrative claims and standardized the way certain claims were calculated. The classes and treatments, in general, are shown in footnote 2 to the attached Consolidated Financial Statements.

The Plan provided for a one-for-four reverse stock split effective November 2, 1998. The above claims did not include administrative claims in the amount of $3,714,000 which were accrued as of December 31, 1998. The administrative claims were allowed by the Court on January 5, 1999, and were paid during January 1999.

Subsequent to the effective date of the Plan, BPC satisfied all of the claims as provided for in the Plan. By the terms of the Plan, claimants who were entitled to less than 100 shares of common stock (giving effect to the reverse stock split) were paid in cash. Total cash payments for the shares aggregated approximately $625,000.

As of the date immediately preceding the effective date, the reorganization value of BPC, as set forth in the Plan, was greater than the sum of the post-petition liabilities and allowed claims. As a result, generally accepted accounting principles require that BPC continue to reflect its financial condition at the lower of historical cost or fair market value.

RETENTION OF FINANCIAL ADVISOR

The Company recently announced that it had appointed CIBC Oppenheimer as the Company's financial advisor. CIBC Oppenheimer has been retained to assist the Company in defining strategic and financial alternatives relating to the Company's power generation operations and its natural gas and oil production and sales operations.

CIBC Oppenheimer has developed a preliminary analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies. Strategies being considered by the Company's Board of Directors include, but are not limited to, the continued operation of the Company, the sale of some of the assets or operations of the Company, or the sale of the entire Company. The ultimate strategy adopted by the Company will be at the sole discretion of the Board of Directors.

BUSINESS OPERATIONS OF THE COMPANY

BPC and its wholly-owned subsidiaries, Bonneville Nevada Corporation, ("BNC"), Bonneville Pacific Services Company, Inc. ("BPS") and Bonneville Fuels Corporation ("BFC") are diversified energy companies engaged in various segments of the energy business. The Company's participation in the energy industry is typically conducted through subsidiaries. The Company's energy business is divided into cogeneration operations and oil and gas operations. These two operating areas are described below.

Cogeneration Operations

Overview

The Company is engaged in the acquisition, development, ownership and operation of power generation facilities and the sale of electricity and thermal energy in the United States. The Company is currently developing projects in Mexico which will provide for the sale of electricity and thermal energy to customers in Mexico. The Company has interests in three power plants, two are located in the United States and one is located in Mexico. The Company currently sells electricity and thermal energy to utilities and other customers, principally under long-term power sales agreements and thermal energy sales agreements. The Company intends to terminate its involvement in its California cogeneration plant during 1999 (See Description of Facilities Kyocera). The Company is currently investigating cogeneration opportunities in Mexico and, in connection therewith, has entered into several letters of intent to develop cogeneration facilities at Mexican manufacturing plant sites and to market electric power and thermal energy to such manufacturers. The Company is also engaged in analyzing other cogeneration opportunities in Mexico and the United States.

Description of Facilities

Bonneville Nevada Corporation

BNC was incorporated in Nevada as a wholly-owned subsidiary of BPC in December of 1988. BNC owns a 50% interest in Nevada Cogeneration Associates #1, a Utah general partnership ("NCA#1"), an 85 megawatt ("MW") power plant. The other 50% interest in NCA#1 is owned by Texaco Clark County Cogeneration Company (TCCCC), a wholly-owned subsidiary of Texaco, Inc.

NCA#1 is a combined cycle, gas fired cogeneration power plant located near Las Vegas, Nevada. The project is a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act ("PURPA"). The net electrical output is delivered to Nevada Power Company ("NPC") under a 30 year Power Purchase Agreement ("PPA"). The facility supplies thermal energy, in the form of exhaust gas from the gas turbines and chilled water, under a 30 year Heat Purchase Agreement with Georgia Pacific's ("GP") wallboard manufacturing facility located on adjacent property

During late 1994 and 1995, NPC curtailed purchases of electrical power from NCA#1. In July of 1995, NCA#1 together with Nevada Cogeneration Associates #2 (NCA#2), an 85 MW "sister" facility, filed a Demand for Arbitration and
Statement of Claims with the Las Vegas office of the American Arbitration Association seeking redress for the NPC curtailments during 1994-1995. Arbitration hearings were held and an Interim Arbitration Award was issued. The award established a guideline for trigger points to be utilized in determining the level of future curtailments. Subsequently, the parties entered into a Settlement and Release Agreement wherein NCA#1 was awarded $829,920 for improper curtailments during the designated period. Electric generation revenues increased due to this Settlement and Release Agreement because the curtailment trigger points established in the settlement resulted in lower levels of curtailment than were experienced in 1995. In 1996, NCA #1 experienced significantly lower levels of curtailment from NPC.

In 1997, NCA#1 renegotiated the Power Purchase Agreement with NPC, resulting in an amendment to the Power Purchase Agreement that reduces the overall cost of power to NPC and eliminates uncompensated curtailment from the contract. The amendment provides that, under mutual agreement, NPC and NCA#1 can elect to release a portion of NCA#1's electrical production for a price that is acceptable to both parties. The parties are to agree upon a dollar rate, production amount and length of time for released production, based on the economics at the time. The settlement agreement includes a provision for the sale of excess energy to NPC under mutual agreement at market rates. With the new provision that allows for the pricing of excess energy at market rates instead of the QF short term tariff rate, as provided in the original agreement, it is projected that NCA#1 may be able to economically produce excess energy at times in the future. The amendment was approved by the consortium of banks providing financing for the facility, executed by the parties and approved by the Public Utility Commission of Nevada ("PUCN"). The amendment replaces the curtailment trigger points established in the earlier settlement. There were no curtailments of NCA#1 in 1997, or in 1998.

The NCA#1 facility was financed primarily with non-recourse project financing that is structured to be serviced out of the cash flows derived from the sale of electricity and thermal energy produced by NCA#1. The project loan provides that the obligations to pay interest and principal on the loans are secured by the capital stock or partnership interests, physical assets, contracts and/or cash flow attributable to the entities that own the facility.

Kyocera

The Kyocera facility, located in San Diego, California, has been in commercial operation since 1989. The project is a 3.2 MW cogeneration power plant. All of its thermal energy in the form of chilled water and a major portion of its electricity is sold to Kyocera America, Inc., ("KAI") for use in its microchip packaging manufacturing process. The Company is paid for electricity and chilled water as supplied to KAI pursuant to an Energy Supply Agreement ("ESA") which had an initial term of 10 years and an option for a 10-year extension. The initial 10-year term of the ESA expires on March 31, 1999.

Following a review of the economics of the facility, the Company's management decided to sell or dismantle and salvage the Kyocera facility rather than renew the contract for an additional ten years. Negotiations are currently underway to either transfer the ownership of the facility to KAI for fair market value as provided in the ESA, or to terminate operations and remove the equipment and sell it for salvage.

CONAV

The Company, through BPS, is the majority owner (88%) of Cogeneracion de Navojoa, S.A. de C.V. (CONAV), a Mexican corporation which owns a 4 MW inside-the-fence, cogeneration project at a recycled paper and cardboard manufacturing facility. The manufacturing facility is located near Navojoa, Sonora, Mexico and is owned by Celulosa y Corrugados de Sonora, S.A. de C.V. ("CECSO"). The project is currently in start-up. The project features re-conditioned equipment which will be owned and operated by CONAV under a lease/purchase arrangement with CECSO. All of the power and thermal energy produced by the project is to be used in the adjacent recycled paper and cardboard manufacturing company.

Under the lease/purchase agreement with CECSO, most of the operation and maintenance costs are the responsibility of CECSO. CONAV is responsible for operation and maintenance of only the steam turbine generator and associated accessories and oversight of the entire plant. CECSO has responsibility for boiler operation and maintenance and for providing fuel, which is the largest variable operating cost. The Company has invested $2,253,748 in this project as of December 31, 1998.

The CONAV project has been undergoing the start up process for several months. The water treatment system has experienced operational difficulties in each of the previous tests. Demands have been sent to the vendor that supplied the water treatment system stating that the system has to be replaced with one that is acceptable to CONAV.

The results of the most recent test indicate that the levels of CECSO's steam demand, in both volume and pressure, are different than design. This situation, if uncorrected, will reduce the electrical production from the project. A proposal has been presented to CECSO which is intended to bring the steam demand in line with design levels. If CECSO does not agree with this proposal, then it may be necessary for CONAV to terminate the agreement and remove and sell the equipment. This could result in additional losses to the Company.

General

Insurance coverage for each power generation facility includes commercial general liability, workers' compensation, employer's liability and property damage coverage, which generally contains business interruption insurance covering debt service and continuing expenses for a period ranging from 12 to 18 months.

Operations and Maintenance Activities

BPS provides operation and maintenance related services to cogeneration facilities. BPS currently operates two 85 MW combined-cycle cogeneration facilities located in Nevada (NCA#1 and NCA#2) and manages the operation of a
3.2 MW cogeneration facility at Kyocera America, Inc. located in San Diego, California. BPS is also managing the construction and start-up of the CONAV project in Navojoa, Mexico as described above and will manage the on-going operations and maintenance staff for this project if the project continues.

The NCA#1 and NCA#2 facilities provide BPS with a revenue stream from operation and maintenance agreements which have a 30 year term. These agreements have a provision for renegotiation of the operating fee after 10 years which requires mutual agreement between NCA and BPS to obtain an extension of an additional 10 years. These facilities have average reliability factors for the last three years of 98.4% and 99.3% respectively for the NCA#1 and NCA#2 facilities.

Under the Operations and Maintenance Agreements, BPS is paid an annual operating fee and an incentive fee. Each facility pays a base operating fee of $260,000 per year which escalates based on increases to the Consumer Price Index. Incentive fees are based on performance of the facility and have averaged approximately $331,000 per year for the last three years.

Substantially all of BPS' current revenue is provided from the contracts with the two NCA facilities. While these contracts provide for assured recovery of all onsite payroll-related costs, fees received in excess of out-of-pocket costs are subordinated to project debt service, taxes and insurance. Loss of these contracts, or substantial changes to the terms of the power sale agreement, or a change in ownership of BPS, could have a substantial impact on BPS revenues.

Additionally, revenues of BPS are largely dependent on its continued affiliation with its parent company. The NCA#1 and NCA#2 Operation and Maintenance Agreements both contain provisions for replacement of BPS as the operator if "there is a substantial change in the ownership of the operator. This clause refers only to a change in the ownership of the operator, and not to a change in ownership of the parent company.....".

Although BPS is currently managing the operation of the Kyocera plant and the construction of the CONAV project, management has determined that it will not renew the lease on the Kyocera plant and may not be able to reach agreement with CECSO on the proposal to increase thermal demand at the CONAV project. Loss of these two management contracts will have a small, but insignificant negative impact on future revenues to BPS as gross revenues to BPS from these two projects are budgeted at less than $50,000 per year.

BPS' business strategy is to provide growth with additional contracts for power generation operation and maintenance and to utilize its experience base in other field to generate other operation and maintenance opportunities.

Strategy

The Company's business strategy is to maximize operating cash flow from its existing operations and to identify and develop new cogeneration projects within Mexico and the United States.

Seasonality

Results are subject to quarterly and seasonal fluctuations. Quarterly operating results have fluctuated in the past and will continue to do so in the future as a result of a number of factors, including:

         *The timing and size of distributions from subsidiaries and incentive fee payments from operations;
         *The completion of development projects; and *Variations in levels of production.

Market

The Company intends to continue to focus development activities within Mexico and the United States. The Company, through its BPS subsidiary, is involved as majority owner of the CONAV project in Mexico. The Company has identified other opportunities in Mexico that it may pursue. BPS employs a development director for Mexico and has hired a marketing director and an engineer to support these activities.

The Mexican regulatory process is much less restrictive than the regulatory process in the United States. This is particularly true for areas away from the major industrialized cities, such as Mexico City. Permits for cogeneration facilities under 50 MWs are approved by the local and state governmental agencies and do not require an extensive review by Comision de Federal Electricidad ("CFE"), the Mexican national electric utility. These permits can generally be obtained in less time than it would take for corresponding permits in the U.S.. Because of these factors and the large number of opportunities for development of small cogeneration projects in Mexico, the Company intends to focus development efforts on projects under 50 MWs.

Because of the limited financial resources of the Company, the Company's development activities in the U.S. will focus on projects of 50 MW or less. Once projects have been identified, the Company will then begin the planning and permitting process.

Competition

The power generation industry is characterized by intense competition from utilities, industrial companies and other power producers. Most of these companies have substantially greater resources and/or access to the capital required to fund such activities than BPC. In recent years, there has been increasing competition in an effort to obtain new power sales agreements. This competition has contributed to a reduction in electricity prices. In this regard, many utilities often engage in "competitive bid" solicitations to satisfy new capacity demands. This competition adversely affects the ability of BPC to obtain power sales agreements and the price paid for electricity. There also is increasing competition between electric utilities. This competition has put pressure on electric utilities to lower costs, including the cost of purchased electricity.

Governmental Regulation and Environmental Matters

The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. While management believes that it has obtained the requisite approvals for its existing operations and that its business is operated in accordance with applicable laws, BPC remains subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing laws and regulations will not be revised or that new laws and regulations will not be adopted or become applicable to BPC that may have an adverse effect on

BPC's business or results of operations, nor can there be any assurance that BPC will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures to retrofit existing facilities or to obtain permits for new facilities and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

The Company is subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its electrical generation facilities. Federal laws and regulations govern transactions by electrical and gas utility companies, the types of fuel which may be utilized by an electric generating plant, the type of energy which may be produced by such a plant and the ownership of a plant. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from independent producers and sell retail electric power. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants. Energy producing projects also are subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

NCA#1 has been in negotiations with the United States Environmental Protection Agency (the "EPA") regarding emissions from its gas turbine engines. Subsequent to December 31, 1998, the EPA filed a lawsuit in the United States District Court of Nevada against NCA#1, BNC and TCCCC and others seeking damages of $25,000 per day from an unspecified point in time and requiring the installation of custom emission control equipment. (United States of America v. Nevada Cogeneration Associates #1, et al, No. CV-S-99-00107 PMP). NCA#1, BNC and TCCCC, the partners to NCA#1 and all other defendants, have signed a consent decree prepared by the U.S. Department of Justice that resolves the above mentioned lawsuit and requires NCA#1 to pay a $100,000 fine and install additional emission control equipment. The decree still requires the signature of other parties to the action. As a condition of settlement with the EPA, NCA#1 installed Selective Catalytic Reduction Equipment ("SCR's") during the spring of 1999 maintenance outage. The cost of purchasing and installing the SCR's and the proposed fine have been accrued by NCA#1 and the necessary funds are being held in a control account. NCA#1 believes that it will have no additional liability for the violations alleged in the above mentioned lawsuit after the consent decree has been executed and entered by the court.

Federal Energy Regulations

PURPA

The enactment of the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of cogeneration facilities and small power production facilities (those utilizing renewable fuels and having a capacity of less than 80 megawatts).

A domestic electricity generating project must be a QF under FERC regulations in order to take advantage of certain rate and regulatory incentives provided by PURPA. PURPA exempts owners of QFs from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and exempts QFs from most provisions of the Federal Power Act (the "FPA") and, except under certain limited circumstances, state laws concerning rate or financial regulation. These exemptions are important to the Company and its competitors. Management believes that each of the electricity generating projects in the U.S. in which the Company owns an interest currently meets the requirements under PURPA necessary for QF status. The projects which the Company is currently planning or developing are expected to be QFs in the U.S. and cogeneration facilities in Mexico. Mexican law allows some benefits to cogeneration facilities but does not have the equivalent of QF status.

PURPA provides two primary benefits to QFs. First, QFs generally are relieved of compliance with extensive federal, state and local regulations that control the financial structure of an electric generating plant and the prices and terms on which electricity may be sold by the plant. Second, the FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's "avoided cost," and that the utility sell back-up power to the QF on a non- discriminatory basis. The term "avoided cost" is defined as the incremental cost to an electric utility of electric energy or capacity, or both, which, but for the purchase from QFs, such utility would generate for itself or purchase from another source. The FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded at a rate below avoided cost. While public utilities are not explicitly required by PURPA to enter into long-term power sales agreements, PURPA helped to create a regulatory environment in which it has been common for long-term agreements to be entered into by the utilities with QFs.

In order to be a QF, a cogeneration facility must produce not only electricity, but also useful thermal energy for use in an industrial or commercial process in certain proportions to the cogeneration facility's total energy output and must meet certain energy efficiency standards. Finally, a QF (including a geothermal or hydroelectric QF or other qualifying small power producers) must not be controlled or more than 50% owned by an electric utility or by most electric utility holding companies, or a subsidiary of such a utility or holding company or any combination thereof.

The Company endeavors to develop its projects, monitor compliance of the projects with applicable regulations and choose its customers in a manner which minimizes the risks of any project losing its QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside the Company's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a QF could cause the facility to fail to meet requirements regarding the level of useful thermal energy output and thus terminate QF status for the facility. Upon the occurrence of such an event, the Company would seek to replace the thermal energy customer or find another use for the thermal energy which meets PURPA's requirements, but no assurance can be given that such would be possible.

If one of the projects in which the Company has an interest should lose its status as a QF, the project would no longer be entitled to the exemptions from PUHCA and the FPA. This could trigger certain rights of termination under the power sales agreement, could subject the project to rate regulation as a public utility under the FPA and state law and could result in the Company inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. This could cause all of the Company's remaining projects to lose their qualifying status, because QFs may not be controlled or more than 50% owned by such public utility holding companies. Loss of QF status may also trigger defaults under covenants to maintain QF status in the projects' power sales agreements, steam sales agreements, partnership agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements such that loss of status may be on a retroactive or a prospective basis.

RISK FACTORS - POWER PLANT DEVELOPMENT AND OPERATIONS

Power Project Development and Acquisition Risks

The development of power generation facilities is subject to substantial risks. In connection with the development of a power generation facility, the Company must generally obtain power and/or thermal sales agreements, environmental and governmental permits and approvals, fuel supply and transportation agreements, sufficient equity capital and debt financing, electrical transmission agreements, site agreements and construction contracts, and there can be no assurance that BPC will be successful in doing so. In addition, project development is subject to certain environmental, engineering and construction risks relating to cost-overruns, delays and performance. Although BPC may attempt to minimize the financial risks in the development of a project by securing a favorable long-term power sales agreement, entering into power marketing transactions, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require BPC to expend significant sums for project development, preliminary engineering, permitting and legal and other expenses before it can be determined whether a project is feasible, economically attractive or financiable. If BPC were unable to complete the development of a facility, it would generally not be able to recover its investment in such development project.

The process for obtaining initial environmental, site and other governmental permits and approvals is complicated and lengthy, often taking more than two to three years, and is subject to significant uncertainties. As a result of competition, it may be difficult to obtain a power sales agreement for a proposed project, and the prices offered in new power sales agreements or marketing agreements for both electric capacity and energy may be less than the prices in prior agreements.

BPC believes that although the domestic power industry is undergoing consolidation and that acquisition opportunities may be available, BPC is likely to confront significant competition for acquisition opportunities. In addition, there can be no assurance that BPC will continue to identify attractive acquisition opportunities at favorable prices or, to the extent that any opportunities are identified, that BPC will be able to consummate such acquisitions.

Restructuring of the Domestic Electric Utility Industry

In an attempt toward the deregulation of the United States electric utility industry, Congress has considered or is considering legislation that could either repeal or materially amend the PURPA and/or PUHCA. Simultaneously, FERC, as well as many state legislatures and public utility commissions, including California and Nevada, are currently implementing or studying the potential deregulation of the electric power industry. It is clear that the regulation of the electric utility industry is in a state of flux. It is unclear what measures will be ultimately adopted and what affect, if any, such measures will have upon BPC. However, the following trends should be noted.

First, BPC's historical business operations were highly dependent upon provisions of PURPA which sanctioned and encouraged the sale of electrical power by independent power producers to regulated utilities. Any material modifications or the repeal of PURPA could materially alter both BPC's ability to compete and its future business strategies.

Second, proposed modifications to PUHCA could permit independent power producers and vertically integrated utilities to acquire retail utilities, and their associated transmission systems, without geographic limitations which have been a cornerstone of the PUHCA legislation. In theory, this could allow power producers to transmit and sell their power (i.e., free access to wheeling) to retail markets throughout the country thereby dramatically increasing competition. If, and to what extent deregulation occurs, BPC may be required to compete with larger, vertically integrated power producers on an increasing basis.

Third, in light of lower energy costs anticipated to accompany deregulation, utility companies are seeking ways to lower their energy costs by attempting to curtail, terminate or abandon high price facilities and long term supply contracts. Such actions may be with the tacit encouragement of applicable public service commissions which seek to pass on reduced power costs to their ratepayers. Simultaneously, publicly held utilities are seeking to maintain market share and profit margins for their stockholders. An example of this trend was the attempt of NPC in 1994, 1995 and 1996 to curtail production from qualified facilities in NPC's service area including NCA#1. While management does not believe NPC's efforts were successful, management has recognized that such market pressures will only increase in the future and management is attempting to take appropriate steps to minimize impact upon existing long term contracts.

Fourth, in 1997 the Nevada legislature passed legislation to restructure the Nevada utility industry. The legislation (AB-366) calls for competition to commence by January 1, 2000. The eventual outcome of these activities and their potential impact, if any, upon NCA#1 is not known.

In 1998, Nevada's two utilities, NPC, and Sierra Pacific Company ("SPC"), filed for approval to merge. The merger was approved by the PUCN in December of 1998, and, upon satisfactory completion of the conditions to the merger, is to be effective by the end of 1999. Financing for the NCA#1 facility includes $27,400,000 in variable rate tax exempt bonds. These bonds are commonly called "Two-County" bonds because they are limited to utilities that have electrical distribution territories that include two counties or less. Even though current plans do not include an interconnection of the service territories of NPC and SPC, the combined service territory of the two utilities following the merger will be larger than two counties. Because of this, the NCA#1 partnership may be compelled to replace the tax-exempt bonds, which currently have an effective interest rate of 4.4%, with conventional financing, which will have a much higher interest rate. An increase in the interest rate will have a corresponding increase in the annual interest expense for NCA#1 and will create a corresponding decrease in income from the project. The conditions of the merger have the potential of affecting QF contracts held by each of the utilities in other ways as well.

In summary, while the final impact of industry trends toward deregulation cannot be predicted with confidence, it is clear that deregulation will generally lead toward lower energy costs, smaller profit margins and will favor highly capitalized vertically integrated power producers. This may provide additional incentive for foreign development. BPC's ability to compete in a deregulated industry cannot be predicted at this time.

Energy Price Fluctuations and Natural Gas

Power purchase agreements with utilities typically contain price provisions which are, in part, linked to the utilities' cost of generating electricity. In addition, BPC's fuel supply prices may be fixed in some cases or may be linked to fluctuations in energy prices. In some cases there may be a period of time where project costs and revenues become unlinked due to regulatory delay. These circumstances can result in high volatility in gross margins and reduced operating income, either of which could have an adverse effect on BPC's results of operations.

Capital Requirements

Each power generation facility acquired or developed by BPC will require substantial capital investment. BPC's ability to arrange financing and the cost of such financing are dependent upon numerous factors, including general economic and capital market conditions, conditions in energy markets, regulatory developments, credit availability from banks or other lenders, investor confidence in the industry and BPC, the continued success of BPC's current facilities, and provisions of tax and securities laws that are conducive to raising capital. There can be no assurance that financing for new facilities will be obtained by BPC or be available to BPC on acceptable terms in the future. In addition, there can be no assurance that all required governmental permits and approvals for BPC's new or acquired facilities will be obtained, that BPC will be able to obtain favorable power sales agreements and adequate financing, or that BPC will be successful in the development of power generation facilities in the future.

The limited availability of cash to meet equity requirements for projects will limit the size and scope of projects and opportunities the Company can reasonably consider.

BPC has, in the past, guaranteed certain obligations of its subsidiaries and other affiliates. There can be no assurance that, in respect of any financings of facilities in the future, lenders or lessors will not require BPC to guarantee the indebtedness of such future facilities, rendering BPC's general corporate funds vulnerable in the event of a default by such facility or related subsidiary.

International Investments

Independent power development is a new industry in Mexico and is subject to ongoing regulatory change. Development of projects in Mexico is subject to risks and uncertainties relating to the political, social and economic structures of Mexico, potential changes to the current regulations, fluctuations of inflation, currency valuation, currency inconvertibility, currency translation, expropriation and confiscatory taxation. While current management is not aware of any regulatory changes in process that would adversely affect the development activity that BPC currently expects to undertake, there can be no guaranty that this climate will continue to exist. Another risk is the high rate of inflation that has been ongoing in Mexico for some time. As a hedge against inflation, BPC intends to convert all cash flow from pesos into dollars. Arrangements to make these exchanges have been completed with Mexican banks. An additional hedge against inflation is that, while there is some lag behind inflation and the price per kilowatt hour charged by CFE, the price per kilowatt hour generally follows the inflationary trend and is increasing at similar rates and thereby provides a natural hedge for inflation. There can, however, be no assurance that this trend will continue in the future. Investments of U.S. dollars in foreign countries are also subject to the risk of a foreign currency translation adjustment. This is the difference of the value of the project as the value of the local currency moves against the value of the U.S. dollar. In the past, CFE rates for certain sectors have been subsidized. It is CFE's stated goal to remove subsidies in the next three year period thereby creating a natural increase in the price per kilowatt hour charged for power as subsidies are removed and market rate levels are sought. There can be no assurance that prices will continue to increase. A decrease in rates charged by CFE would result in a corresponding decrease in the revenue from projects. In negotiating additional contracts BPC will attempt to negotiate payment in U.S. dollars instead of in pesos. Where that is not possible, pesos will be converted into U.S. dollars as soon as they are received. Another area of risk is the exchange rate risk. In addition to rapid inflation, and primarily as a result of that inflation, exchange rates from pesos to dollars have been increasing since 1995 when the peso went through a massive devaluation. While BPC believes that efforts to develop additional power projects in Mexico will be successful, there can be no assurance that any additional projects will be completed.

Start-Up Risks

The commencement of operation of a newly constructed power plant involves many risks, including, but not limited to, start-up problems, the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. New plants have no operating history and may employ recently developed and technologically complex equipment. Insurance is maintained to protect against certain of these risks. Additionally, warranties are generally obtained for limited periods relating to the construction of each project and its equipment in varying degrees, and contractors and equipment suppliers are obligated to meet certain performance levels. Such insurance, warranties or performance guarantees may not be adequate to cover lost revenues or increased expenses and, as a result, a project may be unable to fund principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in BPC losing its interest in such power generation facility. Construction in foreign countries can be difficult to manage and can take significantly more time than similar projects constructed in the U.S.

In addition, power sales agreements, which are typically entered into with a utility or user early in the development phase of a project, often enable the utility or user to terminate such agreement, or to retain security posted as liquidated damages, in the event that a project fails to achieve commercial operation or certain operating levels by specified dates or fails to make certain specified payments. In the event such a termination right is exercised, a project may not commence generating revenues, the default provisions in a financing agreement may be triggered (rendering such debt immediately due and payable) and the project may be rendered insolvent as a result.

General Operating Risks and Environmental Matters

The operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes and performance below expected levels of output or efficiency. Although BPC's facilities and future facilities will contain certain redundancies and back-up mechanisms, there can be no assurance that any such breakdown or failure would not prevent the affected facility from performing under applicable power or thermal sales agreements. In addition, although insurance is maintained to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover lost revenues or increased expenses, and, as a result, the entity owning such power generation facility may be unable to service principal and interest payments under its financing obligations and may operate at a loss. A default under such a financing obligation could result in BPC losing its interest in such power generation facility.


Discharges of pollutants into the air, soil or water may give rise to significant liabilities on the part of BPC to the government and third parties and may result in the assessment of civil or criminal penalties or require BPC to incur substantial costs of remediation which could have a material adverse effect on BPC's results of operations.

Impact of Curtailment

Power sales and thermal sales agreements contain curtailment provisions pursuant to which the purchasers of energy or thermal energy are entitled to reduce the number of hours of energy or amount of thermal purchased thereunder. Curtailment provisions are customary in power sales and thermal sales agreements. There can be no assurance that BPC will not experience curtailment. In the event of such curtailment, BPC's results of operations may be materially adversely affected.

Dependence on Third Parties

The nature of BPC's power generation facilities is such that each facility generally relies on one power or thermal sales agreement with a single electric customer for substantially all, if not all, of such facility's revenue over the life of the project. The power sales agreements and thermal sales agreements are generally long-term agreements, covering the sale of electricity or thermal energy for initial terms of 15 or 30 years. However, the loss of any one power sales or thermal sales agreement with any of these customers could have a material adverse effect on BPC's results of operations. In addition, any material failure by any customer to fulfill its obligations under a power sales or thermal sales agreement could have a material adverse effect on the cash flow available to BPC and, as a result, on BPC's results of operations.

It is anticipated that power purchase agreements or energy supply agreements will be entered into with various Mexican companies. The security of the payment stream generated under these contracts will be dependent upon the strength and viability of the contracting party.

Furthermore, each power generation facility may depend on a single or limited number of entities to purchase thermal energy, or to supply or transport natural gas to such facility. The failure of any one customer, thermal host, gas supplier or gas transporter to fulfill its contractual obligations could have a material adverse effect on a power project's qualifying status under PURPA regulations and on BPC's business and results of operations.

Oil and Gas Operations

Overview

Bonneville Fuels Corporation ("BFC") is a Colorado corporation with its principal offices located in Denver, Colorado. BFC is an independent oil and gas company engaged in the exploration, development, and production of natural gas and crude oil. BFC concentrates its activities in the Piceance and Uintah Basins in northwestern Colorado and eastern Utah, the San Juan Basin in northwest New Mexico and the Permian Basin in southeast New Mexico and western Texas. In an effort to increase production and reduce reliance on natural gas in the Rockies and southwest, BFC has acquired interests in several exploration projects in southwestern Kansas.

BFC markets the majority of its own oil and natural gas production from the wells that it operates. In addition, BFC engages in natural gas and electricity trading activities which involve purchases from third parties and sales to other parties. Through these trading activities, BFC obtains knowledge and information that enables it to more effectively market its own production and to assist BPC in the management of its core generation assets.

Description of Properties

The Company's oil and gas properties are located in the western United States and are principally natural gas properties as discussed below and in Item
2.  Properties.

Piceance  Basin.  The Piceance Basin has been a core production area since BFC's inception. The productive formations on BFC's current acreage are the Morrison, Dakota, Mancos, Castle Gate, Mesa Verde and Wasatch formations. All of these formations primarily produce natural gas; however, in some areas, the Castle Gate sands formations have significant oil reserves. BFC operates 132 wells and owns working interests in 147 wells in the Piceance Basin in Colorado and the Uintah Basin in Utah. Virtually all (98%) of the net proved reserves of 14 bcfe are gas reserves.

BFC has identified 15 drilling locations for further analysis and possible future drilling. The continued strong prices for Piceance production have encouraged BFC to hire additional staff and commit resources to a large regional study of the area. This study started in June of 1998 and covers the areas of BFC's largest lease holdings. This ongoing study has identified additional potential drilling locations. Several hundred wells have been drilled in this area by BFC and others since BFC's last full review. These wells have added significant well control information to assist in understanding and mapping of subsurface formations.

BFC's primary oil production in the Piceance is in the Tiaga Mountain field area. BFC drilled two wells in this area during 1998, both of which were dry.

During 1998, BFC completed six workovers and recompletions in the Piceance Basin area and returned the Main Canyon field area to active production. During 1999 BFC expects to: (i) drill 10 wells in the Piceance Basin targeting shallow Wasatch formation production; (ii) drill up to two additional tests of the Castlegate and Dakota formations; and (iii) complete several workovers of existing wells. BFC has made recent efforts to reduce gathering costs. Reduced gathering costs have led to higher cash flows and greater reserve values.

San Juan Basin.  Production  in the San Juan Basin of  northwest  New Mexico and
southwestern   Colorado  is  primarily  natural  gas.  The  primary   productive
formations on BFC's acreage are the Dakota, Gallup, Pictured Cliffs, and Fruitland (Coal and Sands). BFC operates 39 of the 40 wells in which it holds an interest in the San Juan Basin. Primary production is from the Dakota, Gallup, Pictured Cliffs, and Fruitland formations. BFC believes that the shallow formation potential of this acreage has been fully developed. Deeper formations may hold additional opportunities for exploration. Net proved reserves in this area exceed 3 bcfe of which 99% are gas reserves.

Two well recompletions in the Fruitland Sand in 1998 yielded additional production and reserves. Subsequent to December 31, 1998, BFC drilled two
Gallup-Dakota development wells and set pipe on both wells. Completion and testing of these wells is scheduled for the first quarter of 1999. BFC's acreage in this area is substantially developed.

Permian Basin. BFC's activities in the Permian Basin are both operated and non-operated in nature. Two fields, the South Humble City Field and Catclaw Draw Field, make-up over 50% of this area's value to BFC. Most of BFC's oil reserves are located in the South Humble City Field and in surrounding wells. BFC owns working interests in 72 wells in the Permian Basin and operates nine of these wells. Net proved reserves in this area total 7.9 bcfe of which 96% are gas reserves.

The South Humble City field, located north of Hobbs, New Mexico, produces from the Upper Strawn formation. BFC operates this field. In 1995, a 3-D seismic program was completed which defined the primary reservoir of this field. Two development wells have been drilled successfully in the main field. During 1997, BFC increased its holding in this field by 50% through a purchase of a third party's working interest.

The Catclaw Draw field is located northwest of Carlsbad, New Mexico. BFC has approximately a 25% working interest in this field.

To the east of the Catclaw Draw field, in the Avalon area, BFC drilled two development wells adjoining the Lake Shore Federal #1 well, which is currently producing 2,000 mcfd and 30 barrels of condensate per day from the Strawn formation. The first of the two wells was drilled by Yates Petroleum. This well's rate of production is currently 2,400 mcfd. BFC owns a 37.5% working interest in the Yates well. The second well, the Lake Shore 10-2, was drilled by BFC in 1998 and produced 1,800 mcfd from the Strawn formation. The Morrow formation has also been completed and tested and preparations are underway to produce from both zones. BFC owns an 87.5% working interest in this well. In late 1998 and early 1999, BFC drilled the Lake Shore 10-3. This well has been drillstem tested and cased. Subsequent to December 31, 1998, operations were underway to prepare the well to produce from the Strawn formation. BFC has undertaken a detailed field study of the Catclaw/Avalon area. This study continues and is the basis for two staked locations and four to six potential locations that are being reviewed on BFC's acreage. The study was the basis for BFC's decision to purchase 960 acres for $275,000 in the area during 1998. This area is very active and BFC has been working with other industry parties to increase participation in additional drilling locations while reducing interest in any one drill site.

BFC is pursuing several seismic leads and locations south of Lovington, New Mexico. Two wells have been included in BFC's 1999 budget. Based on current land positions, BFC will have a 30% interest in these locations. Subsequent to December 31, 1998, BFC purchased additional acreage in this area.

Southwestern Kansas. BFC's exploratory effort is currently concentrated in southwestern Kansas. BFC owns working interests in 28 wells and operates four wells in this area. In 1997 BFC acquired a 25% interest in the Beauchamp field. This acquisition was made for the specific purpose of waterflooding the Keys sands formation in the field. Preparations are being made to unitize the field in mid 1999 and start water injection when oil prices recover. Timing of the flood is dependent on oil prices and overall project economics will dictate timing for additional field work.

BFC drilled eight wells in southwest Kansas during 1998 and is continuing to complete its regional work identifying additional leads and leasing to acquire acreage covering its best prospects. Five of the eight new wells were cased for completion and production. Four of the wells were gas wells and one was an oil well. Three wells were dry holes. During 1998 and in some cases subsequent to December 31, 1998, the productive wells were completed and equipped for production. BFC has purchased 50 miles of seismic data in the area which it is currently reviewing. Eight prospects are in various stages in making their way to being drilled in the next 12 months.

RISK FACTORS - OIL AND GAS OPERATIONS

Reserve Replacement Risk

In general, the rate of production from oil and natural gas properties declines as reserves are depleted. The rate of decline depends on reservoir characteristics. Except to the extent that BFC conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of BFC will decline as reserves are produced. BFC's future oil and natural gas production is highly dependent upon its ability to economically find, develop or acquire reserves in commercial quantities. The business of exploring for or developing reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, BFC's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. In addition, there can be no assurance that BFC's future exploration and development activities will result in additional proved reserves or that BFC will be able to drill economical and productive wells. Furthermore, although BFC's revenues could increase if prevailing prices for oil and natural gas increase significantly, BFC's finding and development costs could increase.

Dependence on Exploratory and Development Drilling Activities

BFC's revenues, operating results and future rate of growth are partially dependent upon the success of its exploratory and developmental drilling activities. Drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Despite the use of 2-D and 3-D seismic data and other advanced technologies, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 2-D and 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in those structures. In addition, the use of 2-D and 3-D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and BPC could incur losses as a result of such expenditures. BFC usually makes pre-drilling expenditures in areas where it appears that land is available for leasing. BFC's future drilling activities may not be successful. There can be no assurance that BFC's overall drilling success rate or its drilling success rate for activity within a particular region will not decline. Unsuccessful drilling activities could have a material adverse effect on BFC's business, results of operations and financial condition. BFC may not have any option or lease rights in potential drilling locations it identifies. Although BFC has identified numerous potential drilling locations, there can be no assurance that the potential drilling locations will ever be leased or drilled or that oil or natural gas will be produced from these or any other potential drilling locations. In addition, drilling locations initially may be identified through a number of methods, some of which do not include interpretation of 2-D, 3-D or other seismic data. Actual drilling results are likely to vary from such expected results and such variance may be material.

Competition

BFC operates in the highly competitive area of oil and natural gas exploration, acquisition and production. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing its oil and natural gas production, as well as in seeking to acquire the equipment and expertise necessary to operate and develop those properties, BFC faces intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies. Many of these competitors have financial and other resources substantially in excess of those available to BFC. Such companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than BFC's financial or human resources permit.

Governmental Regulation and Environmental Matters

Oil and natural gas operations are subject to various federal, state and local government laws and regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, spacing of wells, utilization and pooling of properties, environmental protection and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. BFC is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to laws and regulations primarily relating to protection of human health and the environment. The discharge of oil, natural gas or pollutants into the air, soil or water may give rise to significant liabilities on the part of BFC to the government and third parties and may result in the assessment of civil or criminal penalties or require BFC to incur substantial costs of remediation. Legal requirements frequently are changed and subject to interpretation. BFC is unable to predict the ultimate cost of compliance with these requirements or the effect of these requirements on BFC's operations. No assurance can be given that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect BFC's business, results of operations and its financial condition.

Uncertainty of Estimates of Oil and Natural Gas Reserves

Estimates of BFC's proved oil and natural gas reserves and the estimated future net revenues therefrom are based upon BFC's own estimates or on third party reserve reports that rely upon various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those estimated by BFC or reflected in the reserve reports. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves. BFC's properties also may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, BFC's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and natural gas prices, mechanical difficulties, government regulation and other factors, many of which are beyond BFC's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to BFC's reserves likely will vary from the estimates used, and such variances may be material.

The SEC PV 10 value of future net revenues as reflected in the accompanying financial statements should not be construed as the current market value of the estimated oil and natural gas reserves attributable to BFC's properties. The estimated discounted future net cash flows from proved reserves generally are based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by increases in consumption by oil and natural gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both production and expenditures in connection with the development and production of oil and natural gas properties.

Marketability of Production and Price Volatility Risks

The marketability of BFC's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. BFC delivers over 90% of the natural gas it produces through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect BFC's ability to produce and market its oil and natural gas. Any dramatic change in market factors could have a material adverse effect on BFC's business, financial condition and results of operations.

Natural gas and oil are both commodities that have a high degree of price volatility. BFC's production is geographically removed from major pricing points and so the gas produced has basis and overall price risk. While BFC actively hedges a portion of its production, that portion of BFC's cash flow which is unhedged is subject to rapidly changing market prices. Dramatic price decreases could have a material adverse impact on BFC's financial condition and results of operations.

Operating Hazards and Uninsured Risks

The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to BFC. The availability of a ready market for BFC's oil and natural gas production also depends on the proximity of reserves to, and the capacity of, oil and natural gas gathering systems, pipelines and trucking or terminal facilities. In addition, BFC may be liable for environmental damage caused by previous owners of property purchased or leased by BFC. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of BFC's properties. In accordance with customary industry practices, BFC maintains insurance against some, but not all, of such risks and losses. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on BFC's business, financial condition and results of operations. In addition, pollution and environmental risks generally are not fully insurable. BFC participates in a number of its wells on a non-operated basis, which may limit BFC's ability to control the risks associated with oil and natural gas operations.

Technological Changes

The oil and gas industry is characterized by rapid and significant technological advancements and introduction of new products and services utilizing new technologies. As others use or develop new technologies, BFC may be placed at a competitive disadvantage, and competitive pressures may force BFC to implement such new technologies at substantial costs. In addition, BFC's competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies sooner than BFC. There can be no assurance that BFC will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by BFC or implemented in the future may become obsolete. In such cases, BFC's business, financial condition and results of operations could be materially adversely affected. If BFC is unable to utilize the most advanced commercially available technology, its business, financial condition and results of operations could be materially and adversely affected.

EMPLOYEES

The Company, including all subsidiaries, currently employs a total of 76 people.

ITEM 2.  PROPERTIES

All of the power generation facilities in which the Company has an interest are located on sites which are leased on a long-term basis.

In addition to the Company's operating power generation facilities previously described in Item 1, the Company currently leases 8,868 square feet of office space for its administrative offices at 50 West Broadway, Suite 300, Salt Lake City, Utah, at the monthly rate of $10,346. The lease has a 13 month term which is set to expire on March 31, 1999, with two 13-month options to renew. The monthly lease rate for the first renewal period is $10,900 and for the second renewal period is $11,824 if exercised. The Company also has offices at 1660 Lincoln, Suite 2200, Denver, Colorado. BFC leases 10,894 square feet at a monthly rate of $12,205. The lease is set to expire on December 31, 2002 and escalates in cost each year. Under certain circumstances, the lease can be terminated earlier than its full term.

Oil and Gas Properties

As described in Item 1, BFC has approximately 200,000 gross, 146,000 net acres of land in inventory. The majority of BFC's proved reserves are concentrated in four areas - the Piceance/Uintah Basins, the Permian Basin, the San Juan Basin, and Southwestern Kansas. All wells and acreage are located in the continental United States.

Reserves Reported to Other Agencies

The Company has not filed any estimates of total, proved net oil and gas reserves with, or included in any reports to, any other Federal authority or agency.

Proved Reserves

The following table sets forth the proved reserves as estimated by the Company's independent petroleum reserve engineer of both gas and oil for BFC for each of the three years ended December 31, 1998.

                              1998          1997         1996
                              ----          ----         ----

  Proved Reserves
     Gas (mcf)          25,855,000      23,140,000     26,512,000
     Oil (bbl)             166,000         298,000        227,000

The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect for December 1998.

There are a number of uncertainties in estimating quantities of proved reserves, including many factors beyond the control of the Company and, therefore, the reserve information in this Form 10K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced.

Production

The following table sets forth annual net production, average sales prices of oil and gas, exclusive of hedging results, and average production (lifting) costs per equivalent Mcf for each of the three years ended December 31, 1998. Average production costs are converted to equivalent units of gas due to the predominance of gas production during the periods presented.



     Gas/Mcf                       Oil Bbls                 Average
                                                       Production Costs
     Production        Average     Production    Average   Per Equivalent Mcf
                       Price                     Price

1998 3,272,000         $1.76         65,000       $13.26         $.82
1997 3,146,000         $1.99         63,000       $19.48         $.86
1996 2,744,000         $1.64         58,000       $21.10         $.82

BFC operates most of the wells in which it owns interests and holds working interests in wells operated by third parties. Gas sales are generally made pursuant to gas purchase contracts with unrelated third parties. Gas sales by BFC are subject to price adjustment provisions of the gas purchase contracts as well as general economic and political conditions affecting the production and price of natural gas.


Productive Wells and Acreage

The following tables set forth the total gross and net productive oil and gas wells and gross and net developed acres owned by the Company as of December 31, 1998. All wells and acreage are located in the continental United States.

Gas Wells               Oil Wells         Developed Acres
Gross       Net         Gross     Net     Gross    Net
-------   -------       --------------    ---------------
258         167         28        10      116,000  85,000

Undeveloped Acreage

The following table sets forth the gross and net undeveloped acres owned by the Company as of December 31, 1998. All undeveloped acreage is located in the continental United States.

                               Undeveloped Acres
                               GROSS    NET
                               84,000   61,000

Drilling Activity

The following table sets forth the number of net productive and dry exploratory and development wells drilled in each of the three years in the period ended December 31, 1998.

                                        1998
                       Exploration    Development       Total

Productive                 5              6               11
Dry                        2              3                5
                          ---            ---              ---
Totals                     7              9               16
                          ===            ===              ===


                                        1997
                       Exploration   Development        Total

Productive                 0              2                2
Dry                        8              1                9
                          ---            ---             ---
Totals                     8              3               11
                          ===            ===             ===


                                        1996
                       Exploration   Development         Total

Productive                 0              4                4
Dry                        2              0                2
                         ---             ---              ---
Totals                     2              4                6
                         ===             ===              ===


Present Activities

See Item 1 for a description of present activities.

Delivery Commitments

BFC produces natural gas from four regions in the western United States; the Permian Basin of southeast New Mexico and west Texas; the San Juan Basin of northwest New Mexico, the Piceance Basin and Uintah Basin of eastern Utah and northwestern Colorado and the mid-continent area of southwest Kansas. To mitigate BFC's exposure to fluctuations in sales prices received for natural gas in these regions, BFC periodically enters into a variety of contracts including, but not limited to, commodity futures and options contracts, fixed-price swaps, and basis swaps, and term sales contracts.

As of December 31, 1998, BFC had financial and physical contracts that hedged approximately 6 bcf of production through December 31, 2001. Production from existing properties under existing operating conditions has historically been sufficient to meet contractual commitments. Management commits production volumes equal to an amount that is less than the estimated future production volumes.

Should production not fulfill committed contracts, BFC could acquire natural gas in the open market; however, BFC could be exposed to market conditions at that time. In addition, volumes in excess of those contracted are subject to market prices.

ITEM 3.  LEGAL PROCEEDINGS

On December 5, 1991, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On June 12, 1992, Roger G. Segal was appointed Trustee of the Company. On April 22, 1998, the Trustee filed with the Bankruptcy Court, his original Chapter 11 Plan for the Company and its related disclosure statement. On June 19, 1998, the Trustee filed the "Trustee's Amended Chapter 11 Plan for the Estate of Bonneville Pacific Corporation dated April 22, 1998" (the "Plan") and the related amended disclosure statement with the Bankruptcy Court. On July 1, 1998, the amended disclosure statement was approved by the Bankruptcy Court (order entered on July 2, 1998) and thereafter, copies of the Plan and the related amended disclosure statement were distributed to creditors, shareholders and others. On August 26, 1998, a confirmation hearing on the Plan was held and the Plan was confirmed by the Bankruptcy Court. On August 27, 1998, the Bankruptcy Court entered the Order Confirming the Plan. On October 30, 1998, the Trustee notified the Bankruptcy Court that all of the conditions to the Plan becoming effective had been satisfied and that the Effective Date of the Plan would be November 2, 1998.

On November 2, 1998, the Plan became effective and the Company emerged from bankruptcy, subject to the completion of the actions required by the Plan, and to the extent consistent with the Plan, the Trustee turned over control of the Company to the new Board of Directors.

The Bankruptcy Court held a hearing on March 22, 1999, concerning the "Trustee's Motion for Entry of a Final Decree". At the hearing, the Bankruptcy Court entered an order which discharged the Trustee, and, subject to the Plan, closed BPC's bankruptcy case.

Please refer to Item 1. Business "Governmental Regulation and Environmental Matters" for a description of the EPA lawsuit against NCA#1, BNC and TCCCC filed in the United States District Court of Nevada.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's shareholders for a vote during the fourth quarter of the year ended December 31, 1998.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.       Market Information

During the Company's bankruptcy proceeding, there was a limited market for the Company's common stock. Following the Company's emergence from bankruptcy on November 2, 1998, the Company took action necessary to have its common stock quoted on the OTCBB. The Company's common stock has been quoted on the OTCBB since December 1998 and is traded in the over-the-counter market under the Symbol "BPCO". The information contained in the following table was obtained from NASDAQ and from a broker-dealer and shows the range of representative bid prices for the Company's common stock for the periods indicated. The following represents quotations between dealers, prices without retail mark up, mark-down or commission and may not necessarily represent actual transactions:


                                                     Bid Price
                   1999                            High       Low
                   1st Quarter                     $6.75      $4.75

                   1998
                   4th Quarter                     $5.50      $3.00

Shares Issued in Unregistered Transactions

On or about the Effective Date of the Plan, the Company issued approximately 4,305,000 shares (calculated after a 1-for-4 reverse split under the Plan) of its common stock to creditors pursuant to the Plan. The shares issued pursuant to the Plan were not registered with the Securities and Exchange Commission nor were they registered with any state securities administrator in reliance upon the exemption from registration contained in Section 1145 (a) of the United State Bankruptcy Code. The shares issued under the Plan were issued in exchange for claims in the approximate amount of $63,752,000.

b.       Holders

As of March 10, 1999, there were 2,591 holders of record of Bonneville Pacific Corporation's common stock. The number of stockholders of record does not include an undetermined number of stockholders whose shares are held by brokers in "street name".

c.       Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table of selected financial data indicates certain trends in the Company's financial condition and results of operations. An attempt has been made to segregate the major revenues and expenses which relate directly to BPC's bankruptcy.

Financial Data*

($ in 000's except per share)

For the year-ended ..................         1998           1997          1996
                                        -----------    -----------   -----------

  Operating Revenue ...............   $    26,459    $    21,956    $    20,694
  Operating Profit (loss) ...........      (5,246)           (34)         3,747
  50% interest in NCA#1 earnings ....       5,130          3,902          3,380

 Bankruptcy related items:
  Gains on litigation settlements ...           0         15,686        156,939
  Gains from claims forgiven ........      23,681              0              0
  Interest Income of BPC ............       6,889          7,580          4,139
  Professional fees & costs .........      (4,566)        (5,278)       (52,587)
  Interest expense ..................      (6,302)       (45,388)             0

Net Income (loss) ...................      20,316        (22,620)       112,827
Dividend Paid .......................           0              0              0

Per share items: (1)
  Net Income (Loss) [basic]                 $5.60         $(7.74)         $24.89
  Net Income (Loss) [fully diluted] .        5.60          (7.74)          16.55

Average common shares outstanding (1)   3,629,508      2,921,113       4,532,490

  Distributions from NCA#1 ..........       4,350          3,516          6,880
  Settlements as Stockholders' Equity      40,630              0         30,621

At year-end
  Total Assets                       $     46,614   $    187,626    $    165,600
  Long-term Debt                            5,850          2,400           1,700
  Senior Liabilities - subject to compromise    0        145,419          99,927
  Subordinated Liabilities -
  subject to compromise                         0         64,021          64,021
  Shareholder Equity (Deficit)             28,335        (32,296)        (9,609)

  Common shares outstanding (1)         7,227,390      2,921,728       2,903,018


        *Years 1995 and 1994 are not presented. Because of the bankruptcy of BPC, these years were not audited in reliance on a No Action Letter dated April 9, 1992 issued by the Securities and Exchange Commission.

        (1) Restated to reflect 1-for-4 reverse stock split effective as of November 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On December 5, 1991, BPC filed a voluntary petition for relief under Chapter 11 of Title 11 of the Federal Bankruptcy Code. The Bankruptcy Court ordered the appointment of a Trustee on June 12, 1992. From December 5, 1991 until November 2, 1998, BPC operated under the jurisdiction of the United States Bankruptcy Court. During that time, many of BPC's assets were sold or returned to creditors in satisfaction of debt.

LIQUIDITY AND CAPITAL RESOURCES

During November 1998, the Company paid over $152,000,000 and issued 4,305,000 shares of common stock in satisfaction of over $215,300,000 of BPC bankruptcy claims. This left the Company with $16,018,000 in cash and cash equivalents as of December 31, 1998. After paying the final bankruptcy related professional fees of $ 3,714,000 and escrow liability of $2,298,000, the Company had over $ 10,000,000 in cash to fund day-to-day operations and invest in oil and gas development and cogeneration projects.

The Company's primary sources of liquidity are existing cash balances, cash provided by operations and debt financing. The Company's cash needs are for the acquisition, exploration and development of oil and gas properties and for the payment of debt obligations and trade payables as well as for the development of cogeneration projects. In 1998, the Company financed the bulk of its exploration and development program with internally generated cash plus additional bank borrowing. Currently, the Company has no major commitments for capital expenditures in the power generation business; however, it is pursuing opportunities to develop new cogeneration projects which may require additional capital expenditures. The Company has budgeted capital expenditures of $12,500,000 for oil and gas exploration and development in 1999. The remaining funding requirement for the CONAV project is estimated to be approximately $350,000.

The sources of funds for this level of spending in the oil and gas business includes cash generated by existing production, expected cash flow from wells drilled during the year, bank borrowings and $3,000,000 of cash from corporate cash reserves. BFC has existing lines of credit to meet the anticipated levels of borrowing. At this time there are no existing lines of credit for BPC and BPS.

This level of capital expenditure in the oil and gas area represents a significant increase over the level of investment made during 1998 and 1997. The Company anticipates that it will continue to increase its levels of capital expenditure after 1999, however, such increases are dependent on oil and gas prices, rates of production and continued availability of credit.

BFC has an asset based line of credit with a bank which provides for revolving credit up to a specified borrowing base as defined in the agreement. As of December 31, 1998, the borrowing base was $13,200,000. This represents an increase of $3,200,000 over the December 31, 1997 borrowing base of $10,000,000. The amount that can be borrowed from time to time will depend on the bank's estimate of the value of the production assets. BFC's borrowing base which is re-determined twice each year was increased to $13,200,000 in 1998 based on an estimate made by the bank of BFC's reserves and ability to service its debts. Outstanding revolving loan balances under BFC's revolving facility were $5,150,000 and $2,400,000 at December 31, 1998 and 1997, respectively. The loan accrues interest during the revolving period at a rate of LIBOR plus 1.75% or the bank's prime interest rate at the election of BFC. The credit facility is collateralized by all of BFC's oil and gas producing properties. The credit facility provides for, among other things, covenants limiting additional resource indebtedness, investments or disposition of assets of BFC, certain restrictions on the payment of cash dividends and requirements that BFC maintain certain financial ratios. To the extent that interest rates change, the cost of borrowing under the credit facility will also change. BFC pays an annual commitment fee of .25% on the unused portion of the facility, a rate of 1.25% per annum for letters of credit.

BFC also has an additional credit facility which is collateralized by its marketing accounts receivables. The amount that can be borrowed on this credit facility varies and is based on 75% of the amount of marketing accounts receivables that BFC has at any given time. Borrowings under this facility may not exceed $1,500,000 and actual borrowings were $700,000 and $0 on December 31, 1998 and 1997, respectively. BFC is permitted to use this credit facility for letters of credit or for cash borrowing as required for the energy marketing business. BFC pays an annual commitment fee of .25% on the unused portion of the facility, a rate of 1.25% per annum for letters of credit and a rate equal to the bank's prime rate for cash advances under the facility.

At this time, the Company does not anticipate additional sales of stock or a need for additional borrowing capacity under existing lines of credit in order to operate its businesses. However, as newly developed cogeneration projects move from development to construction, equity and new project specific lines of credit will need to be added.

RESULTS OF OPERATIONS

With the high number of non-recurring transactions resulting from the bankruptcy, a careful review of the operating results becomes very important. In order to facilitate a more orderly presentation and comparison of the results from 1998, 1997, and 1996, the presentations of the results and accompanying discussion is presented for 1998 and 1997. Following completion of that discussion, similar data is presented for 1997 and 1996.

For the year ended December 31, 1998 Compared to the year ended December 31, 1997.

The Company reported a net income of $20,316,000 for the year ended December 31, 1998 compared to a net loss of $22,620,000 for the year ended December 31, 1997. The $42,936,000 increase in net income was due primarily to non-recurring bankruptcy related and asset impairment items as follows:

($ in 000's)                                 1998        1997         Difference
                                             --------   --------     -----------

Interest Expense related to bankruptcy       ($ 6,302)   ($45,388)   $ 39,086
Settlements & gain on debt extinguishments     23,681      15,686       7,995
Asset impairment charges                     (  4,399)   (    312)    ( 4,087)
Other                                           7,336       7,394     (    58)
                                              --------   --------    ---------

Net Income                                   $ 20,316    ($22,620)   $ 42,936

BPC received a substantial cash payment from settlements of bankruptcy litigation matters. This cash was used to repay creditors of the BPC bankruptcy estate. In late 1997, the Trustee reached agreement with several large creditors which provided that creditors be paid interest during the bankruptcy period. In 1997 BPC accrued $45,388,000 in interest expense covering the entire bankruptcy period from December 5, 1991 to December 31, 1997. In 1998 BPC accrued an additional $6,302,000 of interest expense. Shortly after November 2, 1998, the effective date of the Plan of Reorganization, BPC paid all senior liabilities together with interest of $51,690,000.

Most of the Company's litigation was settled in 1997 and 1996. Income in 1998 was primarily the result of compromises made by certain classes of BPC's creditors. These creditors received only a percentage of their original claims and were paid in BPC common stock. This reduction of debt resulted in income of $23,681,000, and an increase in stockholders equity of $40,630,000.

Following the emergence from bankruptcy, the Company undertook a review of all of its corporate assets. This review, combined with an independent consultant's report on oil and gas properties, generated impairment charges for 1998 totaling $4,399,000. Impairments were related to the following assets: land in Vermont held for sale ($148,000); the Kyocera facility, a 3.2 MW cogeneration plant in San Diego, California ($1,583,000); CONAV, a 4 MW Cogeneration facility in the start-up phase in Navajoa, Sonora, Mexico ($810,000); and oil and gas reserves of Bonneville Fuels ($1,858,000). In 1997, an impairment charge of $312,000 was taken on oil and gas properties.

Following is a discussion of results of operations by line of business.

Electric Cogeneration Operations

Results of the Company's electrical cogeneration operations are as follows:

Bonneville Nevada Corporation (BNC) and Nevada Cogeneration Associates #1
(NCA#1)

NCA#1's operating results are not consolidated as BNC is not a majority owner of NCA#1, but BNC's portion of operating profit is part of the consolidated results. BNC had no operations apart from NCA #1. NCA#1 operating results are as follows:

($ in 000's)                      1998      1997   Difference

Revenues                       $47,339    $45,684  $ 1,655
Expenses                        37,080     37,880      800
                               -------    -------   -------

Partnership Net Income          10,259      7,804    2,455

BNC's 50% ownership interest     5,130      3,902    1,228

Distributions from NCA#1 to BNC  4,350      3,516      834

Revenues increased by $1,655,000 as on-time operations increased the delivery of power from 97.0% in 1997 to 98.8% in 1998, and the prices received for electrical sales increased in 1998.

The increased revenue was partially offset by a $1,100,000 increase in fuel costs. Fuel consumption increases as electrical production increases. An area of savings was a decrease in major maintenance expenses as a new major maintenance contractor was utilized which resulted in a lower maintenance cost. Interest expenses were lower as a result of reduced debt.

BNC's only income, other than profits from NCA#1, came from interest on balances held at the BNC level. Interest income decreased by $143,000 from 1997 to 1998 as $7,100,000 held in reserve at the BNC level were dividended to BPC at the end of 1997 and were not available to earn interest at the BNC level in 1998.

BNC expenses related to NCA#1 are for travel associated with partnership administration and management committee activities. Expenses increased from $22,000 in 1997 to $42,000 in 1998 because of involvement by the management committee in the NPC-SPC merger hearings and in the proposed restructuring of the electrical industry in Nevada.

Kyocera Project

The Kyocera project is a 3.2 MW cogeneration facility owned by the Company which is located in San Diego, California. Operating results from the project are as follows:

($ in 000's)               1998     1997   Difference
                          ------   ------  ----------

Revenues                  $1,653   $1,759   ($ 106)
Expenses
(excluding impairment)     1,503    1,611      108
                         -------   ------  ----------

Gross Profit              $  150   $  148   $    2

Revenues in 1998 were $106,000 lower than in 1997 as the project experienced forced outages related to unscheduled maintenance. The $108,000 reduction in expenses was the result of lower fuel cost ($100,000), lower consulting expenses ($43,000) and lower permit and licensing fees ($29,000) being partially offset by higher maintenance expenses ($83,000).

Following review, it was the decision of the Company to sell or dismantle and salvage, as provided in the Energy Supply Agreement, the Kyocera facility rather than renew the initial contract which expires on March 31, 1999. This decision resulted in the Company taking an impairment charge of $1,583,000 in 1998. The agreement will expire March 31, 1999. Negotiations are currently underway to either transfer the ownership of the facility to KAI for fair market value as provided in the ESA, or terminate operations and remove the equipment and sell it for salvage.

CONAV

CONAV is a 4 MW cogeneration facility 88% owned by BPS, a wholly-owned subsidiary of BPC. CONAV is located in Mexico. The project is currently in start-up and is expected to be operational in mid 1999. Due to additional construction costs and rework costs associated with defective work completed by the original developers on this project, an $810,000 impairment charge was taken on this facility in 1998. The financial results for CONAV are included in the following discussion of Operating and Maintenance Operations.

Operating and Maintenance Operations

The results of the O & M group are as follows:

($ in 000s)                       1998           1997    Difference

Revenues                   $     4,107    $     4,127   $       (20)
Operating Expenses              (3,037)        (2,957)          (80)
Depreciation                    (   17)        (   16)           (1)
Impairment - CONAV              (  810)             0          (810)
General and Administrative      (  636)        (  542)         ( 94)
Interest Income                    103            329          (226)

  Segment Profit (Loss) before
  Reorganization Items and Taxes $(290)   $       941    $   (1,231)

BPS operates two facilities near Las Vegas, Nevada. By the terms of the O & M agreements, revenues from the Las Vegas facilities are based on a fixed fee adjusted annually by the CPI, a cost-plus fee on certain O & M expenses, and an incentive fee based on a predetermined formula. During 1998 the $20,000 decrease in revenues was primarily the result of a decrease in reimbursable salaries Even though reimbursable salaries declined, overall operating expenses increased by $80,000 as non-reimbursable expenses more than offset salary savings. The non-reimbursable expense increases were higher due to increases in travel, training and incentive pay.

Interest income was much lower in 1998 as $ 3,900,000 of cash reserves held at BPS during 1997 were dividended to BPC in December, 1997. General and administrative expenses were $ 94,000 higher in 1998. In 1997, BPC accrued $179,000 for a court approved employee retention program related to the bankruptcy. Consulting fees, primarily related to development, totaled $133,000 in 1998 and development salaries were an additional $94,000 as a development team was added for Mexico. Office expenses, travel and a variety of other expenses also increased. As CONAV is 88% owned by BPS, the $810,000 impairment taken in 1998 is reflected in the O&M group.

Oil and Gas Operations and Energy Marketing

The results of oil and gas operations and energy marketing are as follows:

($ in 000's)                           1998          1997    Difference
                                  -----------   -----------  ------------
Oil and Gas Operations
  Revenues                        $     6,758    $   6,429   $      329
  Expenses                              3,006        2,779         (227)
                                  -----------   -----------   -----------
Gross Profit from Production      $     3,752    $   3,650   $      102

Energy Marketing Activities
  Revenues                        $    13,941    $   9,641   $    4,300
  Expenses                             13,811        9,050       (4,761)
                                  -----------   -----------   ----------

Gross Profit from Marketing....   $       130    $     591   $     (461)

Depreciation, Depletion,
Amortization                      $     2,083    $   1,942  ($      141)
Exploration & other oil & gas expense     556          772          216
Impairment                              1,858          312       (1,546)
General and Administrative              1,234          990         (244)
Interest and Other Income               ( 393)        (469)         (76)
Interest Expense                          239           83         (156)
                                  -----------   -----------   -----------

Segment Profit (Loss) before
Reorganization Items and Taxes    $    (1,695)   $     611  ($    2,306)

Oil and gas production revenue increased $329,000 or 5.1% to $6,758,000 in 1998 compared to $6,429,000 in 1997. Natural gas volumes produced in 1998 increased 127,000 mcf or 4.0% to 3,273,000 mcf from 3,146,000 mcf in 1997. Oil volumes produced increased 2,000 bbls or 3.2% to 65,000 bbls in 1998 from 63,000 bbls in 1997. The production increases resulted from successful drilling and recompletion results in various basins. Some of these increases were partially offset by production declines on previously existing properties.

Oil and gas production costs consist of lease operating expense and production/severance taxes. Total production cost increased 8% in 1998 to $3,006,000 from $2,779,000 in 1997. Total production cost per mcf equivalent decreased 10% to $.82 per mcfe in 1998 from $.91 mcfe in 1997.

Gas marketing revenue increased 44% in 1998 to $13,900,000 from $9,135,000 in 1997. Gas marketing related expenses increased 53% to $13,800,000 in 1998, from $9,000,000 in 1997. Certain high margin contracts expired early in 1997. The related margins were accordingly not present in most of 1997, and in 1998.

Depreciation, Depletion and Amortization (DD&A) expense increased 7% in 1998 to $2,083,000 from $1,942,000 in 1997. DD&A per mcfe of gas produced increased 6% in 1998 to $.57 per mcfe over $.54 per mcfe in 1997.

Impairment of proved oil and gas properties increased $1,546,000 to $1,858,000 in 1998 from $312,000 in 1997. These impairment charges resulted from a decline in the estimated value of producing properties related to oil and gas prices which were substantially lower at year end 1998 than at year end 1997, and from downward revisions of previous oil and gas reserve estimates.

Exploration expense primarily includes dry hole cost, and geological and geophysical (G&G) cost. Exploration expense decreased 28% in 1998 to $556,000 from $772,000 in 1997. The amount related to unsuccessful drilling in 1997 was significantly higher than in 1998, while G&G costs have increased in 1998 from 1997 as a result of increased activity.

General and administrative expenses are presented net of amounts charged directly to lease operations and net of amounts billed to unrelated third parties. These expenses increased 24.6% in 1998 to $1,234,000 from $990,000 in 1997. The increase in 1998 was primarily due to increased costs associated with additional staffing related to an anticipated increase in drilling activity.

Interest expense increased 187% in 1998 to $238,000 from $83,000 in 1997. The increase in 1998 is due to higher levels of borrowing in 1998 than in 1997. The higher levels of borrowing in 1998 were a consequence of the increased cash demands resulting from a combination of increased drilling and development activity, and lower prices received from production.

BPC - Corporate

BPC's general and administrative expenses increased by $384,000 from $876,000 in 1997 to $1,260,000 in 1998 primarily as a result of $223,000 in plan confirmation bonuses paid to employees. This expense combined with higher franchise taxes, health insurance, and expenses relating to the new Board of Directors were the prime factors in the increase in administrative expenses over 1997 levels.

For the year ended December 31, 1997 compared to the year ended December 31, 1996:

The Company reported a net loss of $22,620,000 for the year ended December 31, 1997 as compared to net income of $112,827,000 for the year ended December 31, 1996. The $135,447,000 decline in net income was attributed primarily to non-recurring items as follows:

($ in 000's)                    1997        1996    Difference
                              ---------   --------- ----------

Interest expense related
to bankruptcy                ($ 45,388)   $       0 ($ 45,388)
Settlements & debt
extinguishments                 15,686      156,939  (141,253)
Interest Income                  7,580        4,139     3,441
Professional fees & costs    (   5,278)     (52,587)   47,309
Other                            4,780        4,336       444
                              ---------   ---------    ---------

Net Income                   ($ 22,620)   $ 112,827 ($135,447)

As identified in the 98-97 comparison, in late 1997 the Trustee reached an agreement with several large creditors with regard to the payment of interest on outstanding claims and an interest charge of $45,388,000 was recorded in 1997 for the period December 5, 1991 to December 31, 1997. There were no such charges in 1996.

BPC's  litigation   efforts  were  successful  in  recovering  a  total  of
$157,000,000 in 1996 in litigation settlements. Settlements received in 1997 totalled approximately $16,000,000. A settlement with a large stockholder in 1996 added an additional $30,621,000 to stockholders equity.

Attorneys hired to prosecute the BPC's litigation were reimbursed on a percentage of the settlements and fees were paid as proceeds of settlements were received and approved by the Bankruptcy Court. Attorneys fees for settlements and their associated costs were approximately $53,000,000 in 1996 compared to approximately $5,000,000 in 1997

Since most of these settlements came in middle to late 1996, the interest income in 1997 was $3,000,000 higher than interest recorded in 1996 as average cash balances were higher in 1997.

BPC - Corporate

BPC's general and administrative expenses decreased by $120,000 in 1997 as 1996 expenses included a wide variety of expenses relating to a bankruptcy damage study, publication and other expenses related to a new claims bar date and expenses associated with moving of corporate offices.

Net results of operations from power generation, operations and maintenance and oil and gas and gas marketing remained relatively stable.


Electric Cogeneration Operations

The results of the Company's electric cogeneration operations are as follows:

Bonneville Nevada Corporation (BNC) and Nevada Cogeneration Associates #1
(NCA#1)

($ in 000's)                         1997      1996   Difference
                                  -------   -------   ----------

Revenues.......................   $45,684   $45,593   $    91
Expenses ......................    37,880    38,834       954
                                  -------   -------   -------

Partnership Net Income ........   $ 7,804   $ 6,759   $ 1,045
                                  =======   =======   =======

BNC's 50% ownership interest ..   $ 3,902   $ 3,380   $   522

Distributions from NCA#1 to BNC   $ 3,516   $ 6,880   ($3,364)

Energy revenues were $978,000 higher in 1997 than in 1996 as on-time operations increased the delivery of power from 95.1% in 1996 to 97.0% in 1997. Interest and other income were down $887,000 as an arbitration settlement relating to curtailments in 1994 and 1995 was settled for $830,000 in 1996. Expenses were lower as a result of reduced interest costs as debt was decreased. NCA#1 had reduced legal and fuel expenses in 1997.

BNC's only income, other than profits from NCA#1, came from interest on balances held at the BNC level. Interest income increased by $149,000 from 1996 to 1997 as partnership distributions from NCA#1 were held in reserve at the BNC level in 1997. The distribution from NCA#1 in 1996 was unusually high because it contained the operating profit from NCA#1 in 1996 ($3,380), and BNC's portion of the proceeds from the arbitration settlement and reserve accounts held by the banks that were released upon execution of an amendment to the project finance documents.

BNC expenses related to NCA#1 are for travel associated with partnership administration and management committee activities. Expenses decreased from $30,000 in 1996 to $22,000 in 1997 because of reduced travel expenses associated with the arbitration hearings and renegotiations of the Power Purchase Agreement with NCA that ended early in 1997.

Kyocera Project

($ in 000's) ..     1997     1996   Difference
                  ------   ------   ----------

Revenues ......   $1,759   $1,732   $   27
Expenses ......    1,611    1,445     (166)
                  ------   ------   ------

Gross Profit ..   $  148   $  287   $ (139)

Revenues increased by 1.5%, from 1996 to 1997. Expenses increased by 11.5% from 1996 to 1997. The increase in expenses resulted primarily from an increase in the cost of fuel during the first four months of fiscal 1997 coupled with an acceleration of maintenance during December 1997 which was originally scheduled for April 1998.





Operating and Maintenance Operations

The results of the Company's operations and maintenance operations are as follows:

($ in 000's)                                    1997     1996   Difference
                                              ------   ------   -----------

Revenues ..................................   $4,127   $4,150   ($  23)
Operating Expenses ........................    2,957    3,059      102
Depreciation ..............................       16       11   (    5)
General and Administrative ................      542      207     (335)
Interest and Other Income .................      329      887     (558)
                                              ------   ------    ------

         Segment Profit (Loss) before
         Reorganization Items and Taxes ...   $  941   $1,760   ($ 819)

During fiscal 1997, revenues decreased by $23,000, or 1%, primarily as a result of a decline in the incentive fee income, expenses also decreased by $102,000, or 3% as insurance costs and incentive payments to employees decreased.

General and administrative expenses increased as a result of the $179,000 employee retention program instituted in 1997. Salaries related to development increased $75,000 while travel and a variety of development related expenses also increased. Increases in interest income is a result of higher average cash balances in 1997 as short term rates remained relatively stable. Also other income was higher in 1996 as BPC received large Workmen's Compensation refund relating to prior years from the State of California, as well as forgiveness of an accrued insurance liability from the NCA project and settlements with Westinghouse and Siemens.

Oil and Gas and Energy Marketing Operations

The results of oil and gas operations and energy marketing are as follows:


($ in 000's)                                                                             1997         1996   Difference
                                                                                       ------       ------   ----------

Oil and Gas Operations
    Revenues ...................................................................   $    6,429   $    5,262    $    1,167
    Expenses ...................................................................        2,779        2,095          (684)
                                                                                     ----------    ----------   ----------
Gross Profit from
Production .....................................................................   $    3,650   $    3,167    $      483

Energy Marketing
Activities
Revenues .......................................................................   $    9,641   $    9,550    $       91
Expenses .......................................................................        9,050        6,910        (2,140)
                                                                                    ----------    ----------   ----------
Gross Profit from Marketing ....................................................   $      591   $    2,640    ($   2,049)

Depreciation, Depletion and
Amortization  .................................................................    $   1,942   $    1,205    ($     737)
Exploration & other oil &
gas expense ....................................................................          772          419          (353)
Impairment .....................................................................          312            0          (312)
General and Administrative .....................................................          990          472          (518)
Interest and Other Income ......................................................         (469)        (255)          214
Interest Expense ...............................................................           83          272           189
                                                                                    ----------    ----------   ----------
 Segment Profit (Loss) before
 Reorganization Items and Taxes ................................................   $      611   $    3,694    ($   3,083)


The 1997 oil and gas production revenue of $6,429,000 increased 22% or $1,167,000 over production revenue in 1996 of $5,262,000. The 1997 production of 3,146,000 mcf was an increase of 402,000 mcf or 14.6% over 1996 natural gas production of 2,744,000 mcf. Oil volumes produced in 1997 of 63,000 bbls increased 5,000 bbls or 8.6% over 1996 oil production of 58,000 bbls. These production levels have increased as indicated as extensions and discoveries outpaced production declines on previously existing properties. The 1997 average price of $19.48 per bbl received for oil was down 7.6% from the 1996 price of $21.10 The 1997 average price received for gas of $1.99 per mcf was up 21.3% from the 1996 price of $1.64.

The production increases resulted from successful drilling and recompletion results in various basins. Some of these increases were partially offset by production declines on previously existing properties.

Oil and gas production costs consist of lease operating expense and production/severance taxes. The 1997 expense of $2,779,000 was an increase of 33% over the cost in 1996 of $2,095,000. The increase in 1997 from 1996 was largely the result of increased spending for environmental remediation purposes. In addition to environmental spending, severance taxes were up 40%. Total production cost per mcf equivalent increased 11% to $.91 per mcfe in 1997 over the 1996 cost of $.82 per mcfe.

Gas marketing revenue of $9,135,000 in 1997 decreased 4% from the 1996 level of $9,500,000. Gas marketing expense of $9,000,000 in 1997 was 31% higher than the 1996 level of $6,900,000. Certain high margin contracts which were in effect in 1996 expired early in 1997. The related margins were accordingly not present in most of 1997.

Depreciation, depletion and amortization (DD&A) expense increased 61% to $1,942,000 in 1997 over the 1996 levels of $1,205,000. The 1997 increase was primarily a result of increased production from high DD&A cost properties, and from an additional charge of $200,000 taken in 1997 to amortize future plugging and abandonment cost. DD&A per mcfe of gas produced increased 35% to $.54 per mcfe in 1997 over 1996 levels of $.40 per mcfe.

Impairment of proved oil and gas properties was $312,000 in 1997 and $0 in 1996. The impairment charges resulted from a decline in the estimated value of unproved properties.

Exploration expense primarily includes dry hole cost, and geological and geophysical (G&G) cost. Exploration expense of $772,000 in 1997 was an increase of 84% over the $419,000 expensed in 1996. The amount related to unsuccessful drilling in 1997 was significantly higher than in 1996, while G&G costs increased in 1997 from 1996 as a result of increased activity.

General and administrative expenses are presented net of amounts charged directly to lease operations and net of amounts billed to unrelated third parties. These expenses increased 110% to $990,000 in 1997 from the 1996 expense of $472,000. The major increase in 1997 over 1996 was due to the 1997 accrual of $425,000 in court approved retention compensation.

The 1997 interest expense of $83,000 in 1997 decreased 69% from the 1996 interest expense of $272,000. The change from 1996 to 1997 is related to lower levels of borrowing through the year in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities. SFAS #133 will be effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged, however, the Company does not anticipate adopting SFAS #133 until the fiscal year beginning January 1, 2000. SFAS #133 requires that entities recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS #133 will have a material impact on assets, liabilities, or equity. The Company has not yet determined the impact of SFAS #133 on the statement of operations, or the impact on the comprehensive statement of operations.

TRENDS, RISKS AND UNCERTAINTIES

Sale of all or part of the Company

The Company recently announced that it had appointed CIBC Oppenheimer as the Company's financial advisor. CIBC Oppenheimer has been retained to assist the Company in defining strategic and financial alternatives relating to the Company's power generation operations and its oil and natural gas activities.

CIBC Oppenheimer has developed a preliminary analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies. Strategies being considered by the Company's Board of Directors include, but are not limited to, the continued operation of the Company, the sale of some of the assets or operations of the Company, or the sale of the entire Company. As part of the consideration of alternative strategies, CIBC Oppenheimer will solicit bids from interested parties for some or all of the operations of the Company. The ultimate strategy adopted by the Company will be at the sole discretion of the Board of Directors after the Board and CIBC Oppenheimer have evaluated the results of the bidding process.

Deregulation

In 1997, the Nevada state legislature passed AB-366, which provides for restructuring of the electric market in the State of Nevada. Hearings are being held by the PUCN. There are several dockets related to restructuring issues that are currently being heard by the PUCN. Several of these dockets have the potential of affecting existing QF contracts.

Significant Customer Merger Announcement

Please see Item 1. Description of Business under the heading Cogeneration Operation, Risk Factors, Power Plant Development and Operations, "Restructuring of the Domestic Electric Utility Industry".

International

It is anticipated that power purchase agreements or energy supply agreements will be entered into with various Mexican companies. The security of the payment stream expected to be generated under these contracts will be dependent upon the strength and viability of the contracting party.

Year 2000 Issue

BPC has reviewed compliance issues and upgrades have been made to systems and software that are warranted by the vendor to be Y2K compatible. The Company's Y2K compliance effort is ongoing and BPC, BFC, BPS and NCA#1 are also monitoring non-information technology exposure elements, i.e. card key systems, embedded chips, elevators, etc. The project is on schedule and expected to be completed by September of 1999.

The Company has communicated with certain key vendors and has determined that all are making progress toward their respective Y2K compliance.

The Company is aware of the issues associated with the "Y2K" problem both in program codes and in hardware systems. The Company has taken and continues to take steps to assure that disruption from the problem with internal software and third party hardware and software vendors will not adversely affect operations. The Company believes that any potential liability is with third party vendors such as gas marketers, field service providers, and product purchasers. In all cases BFC represents a minute portion of those vendors business and has no influence on those vendors Y2K compliance. Although there can be no assurance that all Y2K issues will be resolved, and that there will not be any significant impact on the Company from these issues, it is not expected that significant detrimental effects will occur.

The financial institutions with whom the Company has its material relationships have each represented to the Company that their respective Y2K compliance programs are underway with final testing to be completed in the first half of 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, is averse to principal loss and seeks to protect the safety and preservation of its invested funds by limiting default risk and reinvestment risk. As of December 31, 1998, the Company's investment consisted primarily of municipal and government securities that mature in one year or less.

The NCA#1 cogeneration facility uses interest rate swap agreements to mitigate their exposure to interest rate fluctuations. Please refer to the discussion in "Notes to Consolidated Financial Statements".

Foreign Currency Risk

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All income received from international customers, with the exception of balances in local operating accounts, are converted to U.S. dollars. The Company has subsidiary operations in Mexico which are subject to currency fluctuations. These foreign subsidiaries are limited in their operations and level of investment by the parent company so that the risk of currency fluctuations is minimized.

Commodity Price Risk

Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. Management's policy is to mitigate its exposure to fluctuations in sales prices received for natural gas production through the use of various hedging tools. These tools include, but are not limited to: commodity futures and option contracts; fixed-price swaps; basis swaps; and term sales contracts. Contract terms generally range from one month to three years. While BFC mitigates its exposure to declining natural gas sales prices, it may be subject to lost opportunity costs resulting from increasing natural gas prices in excess of those committed.

Should production from existing facilities under existing operating conditions not fulfill committed contracts, BFC may be required to acquire natural gas in the open market and, In addition, volumes produced in excess of those contracted are sold at market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are included in Appendix I which precedes the Exhibit Index in this document and the Exhibits attached to this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In reliance upon a No Action Letter dated April 9, 1992 issued by the Securities and Exchange Commission ("SEC") and pursuant to the SEC's Staff Legal Bulletin No. 2, the Company did not file its 10K and 10Q reports and did not audit its consolidated financial statements for the fiscal years ended December 31, 1992, 1993, 1994, 1995, 1996 and 1997. During this period, no firm acted as the Company's certifying accountant. Prior to the Effective Date of the Plan, the Trustee designated, with Bankruptcy Court approval, the accounting firm of Hein + Associates, LLP to be the Company's certifying accountant to audit the Company's financial statements for the fiscal years ended December 31, 1996 and 1997 and to prepare an audited balance sheet in accordance with SEC Staff Legal Bulletin No. 2. On November 2, 1998, the new Board of Directors of the Company ratified Hein + Associates, LLP as the Company's certifying accountant.

PART  III.

Item 10.  Directors and Executive Officers of the Registrant

A.       Identification of Directors and Executive Officers.

The current directors and officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:





DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Name                      Age   Position(s)                                          Held Office Since
James W. Bernard          61    Chairman of the Board, Chairman of Executive Comm.   1998
Clark M. Mower            52    Chief Executive  Officer and President               1992
Steven H. Stepanek        43    Director; Secretary;  President,  Bonneville Fuels   1994*
Ralph F. Cox              66    Director,  Chairman of  Compensation  Committee      1998
Michael R. Devitt         41    Director                                             1998
Harold E. Dittmer         58    Director                                             1998
Michael D. Fowler         55    Director, Chairman of Audit  Committee               1998
Harold H.  Robinson,III   59    Director                                             1998
R.Stephen Blackham        51    Treasurer,  Assistant  Controller
                                (Principal Financial Officer)                        1990


     *Mr. Stepanek has been an officer since 1994, but was appointed Director on November 2, 1998

James W. Bernard. Mr. Bernard, Chairman of the Board of Directors, retired from Univar Corporation in 1995, after having held the position of President and Chief Executive Officer since 1986. Mr. Bernard joined Univar Corporation in 1960 upon graduating from the University of Oregon with a B.S. in Chemistry. He became a Vice President in 1967 and Senior Vice President in 1982. Mr. Bernard has held various directorship positions and is currently a director of VWR/Scientific Products, Hatch & Kirk and The Nature Conservancy of Idaho. He is also a Trustee of the University of Oregon Foundation.

Clark M. Mower. Mr. Mower, has been serving since 1992 as President of Bonneville Pacific Corporation and Chairman of Bonneville Fuels Corporation and Bonneville Pacific Services Company, Inc. Mr. Mower also currently serves as a member of the Management Committee of NCA#1. Mr. Mower was Vice President of Development for BPC from 1990 to 1992. Mr. Mower joined BPC in 1988, after having been Senior Vice President, Chief Operating Officer and Director of Bingham Engineering Company. Mr. Mower joined Bingham Engineering Company in 1973. During the period of BPC's bankruptcy, Mr. Mower was the President.

Steven H. Stepanek. Mr. Stepanek has been a Director since 1998, and President of Bonneville Fuels Corporation since 1994. Mr. Stepanek joined Bonneville Fuels Corporation in 1989 as Vice President of Marketing. He also serves as a member of the Management Committee of NCA#1. Mr. Stepanek has a B.S. in Industrial Engineering from the University of Iowa and a Masters in Business Administration from the University of Utah. During the period of the BPC bankruptcy, Mr. Stepanek was General Manager and subsequently became President of Bonneville Fuels Corporation.

R. Stephen Blackham. Mr. Blackham is Assistant Controller for Bonneville Pacific Corporation and has been serving as Treasurer since 1998. Mr. Blackham has been with BPC since 1990. He has served as Vice President and Chief Financial Officer of Deseret Federal Savings and Loan Association, and Vice President of Rainier Bank Oregon. During the period of BPC's bankruptcy, Mr. Blackham was Assistant Controller of BPC.

Ralph F. Cox Mr. Cox, has been involved in the petroleum industry since 1953. He is currently a management consultant working primarily with clients engaged in the petroleum industry. From 1989 to 1994, he was the CEO of Greenhill Petroleum Corporation. From 1985 to 1989 he was President of Union Pacific Resources, a subsidiary of Union Pacific Corporation. From 1953 to 1985, he worked for Atlantic Richfield Corporation (ARCO) where he rose to the position of Vice Chairman and Chief Operating Officer. Mr. Cox is currently a director of Waste Management, Inc., Rio Grande, Inc and Daniel Industries. He also serves as an Independent Trustee for The Fidelity Group of funds.

Michael R. Devitt. Mr. Devitt, a Director since 1998, has been a practicing attorney since 1984 after graduating from the University of Illinois Law School. He currently is a managing member of Beus, Gilbert & Devitt, P.L.L.C. located in Phoenix, Arizona. He is also an Adjunct Professor of Law at the Georgetown University Law Center and the University of San Diego School of Law. Mr. Devitt earned a Certified Public Accountant Certificate in 1980.

Harold E. Dittmer. Mr. Dittmer was made a Director in 1998 and has been the President and CEO of Wellhead Electric Company, Inc. (a power generation project developer and owner) for the past 15 years. He is also the President and CEO of Wellco Services (a power plant and energy facilities operations and maintenance company) and Power Exchange Corporation (a power marketing company). Prior to founding Wellhead Electric Company, Inc., Mr. Dittmer was a management consultant with Cresap McCormick & Paget, an international management consulting firm. In 1974, Mr. Dittmer founded the Sierra Resource Group, a management and financial consulting firm specializing in energy and natural resources industries. Mr. Dittmer is also a principal in the BPIRP Group described in Item 12 below.

Michael D. Fowler. Mr. Fowler, a Director since 1998, and Chairman of the Audit Committee, has, since 1997, been employed as the Chief Financial Officer of Howa Construction, Inc., a regional commercial construction firm. Previously, he has served as the senior financial executive for various public and private entities engaged in natural gas transportation, natural gas marketing, commercial banking, medical device manufacturing and precious metals production. From 1990 until 1996, Mr. Fowler served as Vice President and Treasurer of Grand Valley Gas Company and Director of Risk Management of its successor company, Associated Natural Gas Corporation. Mr. Fowler holds a Bachelor of Science Degree in Electrical Engineering and a Master of Business Administration, both from the University of Utah.

Harold H. Robinson, III. Mr. Robinson, was made a Director in 1998, and has been a Venture Capitalist/Management Consultant since 1991. From 1983 to 1991 he was employed by California Energy Company, Inc. where he served as a director and Chief Operating Officer. Mr. Robinson previously practiced law and is currently of-counsel with Lanahan & Reilley, LLP in Santa Rosa, California. He is a member of several advisory boards including the Advisory Board of Plantagenet Capital Fund described in Item 12 below..

     B. Significant Employees.

Todd L. Witwer. Mr. Witwer has been President of Bonneville Pacific Services Company, Inc. since 1992. Mr. Witwer joined Bonneville Pacific Corporation in 1988. Mr. Witwer was previously employed by Westinghouse Electric Corporation. Mr. Witwer has a B.S. in Engineering from California State University - Chico.

C.       Family Relationships.

There are no family relationships among the Company's officers and directors.

D.       Other Involvement in Certain Legal Proceedings.

Except for the Company's Chapter 11 Bankruptcy proceeding, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last five years.

E.       Compliance With Section 16(a).

Section 16 of the Securities Exchange Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. Based upon the review of the Form 4's filed with the Company, no disclosure is required relating to late filings.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's chief executive officer and to the Company's most highly compensated executive officers other than the chief executive officer, whose annual salary and bonus exceeded $100,000:






                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

Name and Principal Position          Year           Salary          Commissions and Bonuses

Clark M. Mower                         1998         $178,164.70        $82,491.72
President                              1997         $162,545.16        $10,000.00
                                       1996         $150,632.70        $16,500.00


Steven H. Stepanek                     1998         $140,173.92        $93,432.21
Secretary (1)                          1997         $135,152.16        $15,000.00
                                       1996         $129,445.92        $23,578.00


Todd L. Witwer (2)                     1998         $118,363.00        $61,210.26
                                       1997         $109,578.42        $10,000.00
                                       1996         $107,735.82        $14,000.00



     (1)Mr. Stepanek is the president of Bonneville Fuels Corporation, a wholly-owned subsidiary of the Company.

     (2)Mr. Witwer is the president of Bonneville Pacific Services Company, Inc., a wholly-owned subsidiary of the Company.

Stock Options

There were no stock options granted during fiscal 1998 to the named executive officers. Subsequent to December 31, 1998, the executive officers of the Company were granted stock options under the Executive Officers' 1999 Stock Option Plan. The stock options are discussed below under "Employment Agreements".

Compensation of Directors

The Chairman of the Board is paid an annual compensation of $18,000. The Company's non-employee directors are paid $1,000 for each Board of Directors meeting attended and $750 for each Committee Meeting attended. Directors are compensated for special assignments at the rate of $1,000 per day. In addition, Committee Chairmen are paid $1,000 per meeting. On November 2, 1998, the Company adopted, the 1998 Non-Employee Director's Stock Option Plan. The Plan provides that each non-employee director who was a director as of November 2, 1998, be issued an option to purchase 7,500 shares of the Company's common stock at $9.44 per share. The options are exercisable for a period of ten years commencing November 2, 1998.

Employment Agreements

The Company is currently a party to the following Employment Agreements:

Clark M. Mower. The Company entered into an Employment Agreement with its President/CEO on January 1, 1999. The Agreement has a two year term and replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Mower upon thirty days written notice. The Agreement provides for a base annual salary of $174,000. The Agreement contains provisions relating to death and disability during the term of employment. The Company is obligated to compensate Mr. Mower for three times the sum of salary, bonus and profit sharing for an average of the five fiscal years preceding termination in the event the Company terminates the Agreement other than for cause. Mr. Mower has an option granted January 7, 1999 for 100,000 shares of stock, priced at $5.00, exercisable at 20,000 shares on January 7, 1999 and 20,000 shares per year until the expiration of the grant in January of 2003. All options fully vest upon sale or change of control of the Company.

Steven H. Stepanek. The Company's subsidiary, BFC, entered into an Employment Agreement with Mr. Stepanek effective on July 1, 1997. The Agreement has a two year term and replaced and superseded a previously executed agreement. The Agreement may be terminated by the Company without notice and without cause. The Agreement may be terminated by Mr. Stepanek upon sixty days written notice. The Agreement provides for a base annual salary of $140,000. The Agreement contains provisions relating to death and disability during the term of employment. The Company is obligated to compensate Mr. Stepanek for three times the sum of salary, bonus and profit sharing for an average of the two fiscal years preceding termination in the event the Company terminates the Agreement other than for cause. In the event the Company terminates the Agreement, the Company is obligated to compensate Mr. Stepanek for an additional 24 months salary reduced by one month per month of service after the date of the first anniversary of the effective date of BPC's confirmed bankruptcy plan down to a minimum benefit of 12 months. Mr. Stepanek has an option granted January 7, 1999 for 75,000 shares of stock, priced at $5.00, exercisable at 15,000 shares on January 7, 1999 and 15,000 per year until the expiration of the grant in January of 2003. All options fully vest upon sale or change of control of the Company.

A new two year contract for Mr. Stepanek, approved by the Board of Directors and similar to the contracts executed by Mr. Mower and Mr. Witwer, provides that the Company will be obligated to compensate Mr. Stepanek for two times the sum of salary, bonus and profit sharing for an average of the five fiscal years preceding termination in the event the Company terminates the Agreement other than for cause. The contract has not been executed as of the date of this filing.

Todd L. Witwer. The Company's  subsidiary,  Bonneville Pacific Services
Company, Inc., entered into an Employment Agreement with Mr. Witwer effective on January 1, 1999. The Agreement may be terminated by the Company with sixty days written notice and without cause. The Agreement may be terminated by Mr. Witwer upon sixty days written notice. The Agreement provides for a base annual salary of $125,000. The Agreement contains provisions relating to death and disability during the term of employment. The Company will be obligated to compensate Mr. Witwer for two times the sum of salary, bonus and profit sharing for an average of the five fiscal years preceding termination in the event the Company terminates the Agreement other than for cause. Mr. Witwer has an option granted January 7, 1999 for 65,000 shares of stock, priced at $5.00, exercisable at 13,000 shares on January 7, 1999 and 13,000 shares per year until the expiration of the grant in January of 2003. All options fully vest upon sale or change of control of the Company.

Bonneville Pacific Corporation 401(k) Plan

BPC provides a 401(k) Plan for the benefit of all full-time employees who are eligible beginning the first full month after date of hire. Effective January 1999, the Company pays a matching contribution of 50% of employee's deferral up to a maximum of 6% of their total deferral.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding shares of the Company's common stock beneficially owned as of March 10, 1999 by: (i) each officer and director of the Company; (ii) all officers and directors as a group; and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Name                               Amount
and Address                        and Nature      Percent
of Beneficial                      of Beneficial   of Class(1)
Owner                              Ownership       Ownership

Clark M. Mower (2)                    22,472               *
50 West 300 South, #300
Salt Lake City, UT 84101

Steven H. Stepanek (3)                15,754               *
50 West 300 South, #300
Salt Lake City, UT 84101

James W. Bernard (4)                   7,500               *
17120 SE 58th Street
Bellevue, WA 98006

Ralph F. Cox (5)                      76,350             1.06%
4615 Post Oak Place, #140
Houston, TX 77207

Michael R. Devitt (4)                  7,500               *
7614 Eads Avenue
La Jolla, CA 92037

Harold E. Dittmer (6)                910,986            12.59%
650 Bercut Drive, # C
Sacramento, CA 95814

Michael D. Fowler (4)                  7,500               *
1297 Tomahawk Drive
Salt Lake City, UT 84103

Harold H. Robinson, III (4)            7,500               *
3558 Round Barn Blvd., #300
Santa Rosa CA 95403

Todd L. Witwer (7)                    14,267               *
50 West 300 South, Suite 300
Salt Lake City, UT 84101

R. Stephen Blackham                     -0-               -0-
50 West 300 South, #300
Salt Lake City, UT 84101

BPIRP Group (8)                      985,362             13.6%
650 Bercut Drive, # C
Sacramento, CA 95814

Plantagenet Capital Fund             537,986              7.4%
220 Sansome Street, Suite 400
San Francisco, CA 94104

Portland General Holdings            500,000              6.9%
121 SW Salmon Street
Portland, OR 97204

All Officers and Directors (9)     1,069,829            14.61%
as a Group (10 Persons)

         *Less than one percent

Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above. All of the individuals listed above are officers or directors or key employees of the Company, or are companies or persons beneficially owning or controlling 5 percent or more of the Company's outstanding shares of common stock.

         (1) As of March 10, 1999, there were 7,227,390 shares of the Company's common stock issued and outstanding.

         (2) Includes 2,472 shares owned of record and 20,000 shares issuable upon the exercise of a currently exercisable stock option. This does not include an additional 80,000 shares which underlie non-vested stock options.

         (3) Includes 629 shares owned of record by Mr. Stepanek, 125 shares owned jointly by Mr. Stepanek and 15,000 shares issuable upon the exercise of a currently exercisable stock option. This does not include an additional 60,000 shares which underlie non-vested stock options.

         (4) Represents 7,500 shares issuable upon the exercise of a currently exercisable stock option.

         (5) Includes 68,850 shares individually owned by Cox and 7,500 shares issuable upon the exercise of a currently exercisable stock option.

         (6) Includes 7,500 shares issuable upon the exercise of a currently exercisable stock option. Mr. Dittmer has sole voting and dispositive power over the shares issuable upon exercise of the stock option, as well as 6,618 shares actually owned by him. Mr. Dittmer has shared voting and dispositive power (a) with his wife, with respect to 1,269 shares owned by an individual retirement account for the benefit of Mrs. Dittmer, and (b) with certain affiliates (members of the BPIRP Group), with respect to 895,599 shares. Please refer to Note (8) below.

         (7) Includes 1,267 shares owned of record and 13,000 shares issuable upon the exercise of a currently exercisable stock options. This does not include an additional 52,000 shares which underlie non-vested stock options.

         (8) The following persons report beneficial ownership of the Company's common stock as a group (the "BPIRP Group"): Harold E. Dittmer, a director of the Company; Frank A. Klepetko, Kenneth B. Salvagno; BP Investment Recovery Partners, L.P.; Campus Financial Corporation; ANGIC, LLC; Fresno Power Investors L.P.; FCGP, Inc.; Thomas A Tinucci; and Joseph A. Wagda. The BPIRP Group has sole voting and dispositive power with respect to the shares it beneficially owns, which include 7,500 shares issuable upon the exercise of a currently exercisable stock option held by Mr. Dittmer. The shares reported as beneficially owned by the BPIRP Group do not include 229,405 shares held by a third party with respect to which the BPIRP Group has certain rights, including a right of first refusal.

         (9) See Notes 2-6 above. Includes 93,000 shares issuable upon the exercise of currently exercisable stock options. The total includes the shares beneficially owned or controlled by Harold E. Dittmer (see footnote 6) but does not double count the duplicate ownership of the BPIRP Group (see footnote 8).

Security Ownership of Management

         Please refer to Item 12(a) above.

Changes in Control

The Company recently announced that it had appointed CIBC Oppenheimer as the Company's financial advisors. CIBC Oppenheimer has been retained to assist the Company in defining strategic and financial alternatives relating to the Company's power generation operations and its natural gas and oil activities.

CIBC Oppenheimer has developed a preliminary analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies. Strategies being considered by the Company's Board of Directors include, but are not limited to, the continued operation of the Company's existing subsidiaries, the sale of some of the assets or operations of the company, or the sale of the entire company. As part of the consideration of alternative strategies, CIBC Oppenheimer will solicit bids from interested parties for some or all of the operations of the Company. The ultimate strategy adopted by the Company will be at the sole discretion of the Board of Directors after the Board and CIBC Oppenheimer have evaluated the results of the bidding process.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Michael R. Devitt, a member of the Board of Directors, is a member in the law firm of Beus, Gilbert & Devitt, P.L.L.C. and is also a member of Beus, Gilbert & Morrill, P.L.L.C. Beus, Gilbert & Morrill, P.L.L.C. was appointed by the Bankruptcy Court upon application by the trustee as special counsel to pursue litigation in the BPC bankruptcy matter. The law firm of Beus, Gilbert & Morrill, P.L.L.C. received the sum of $1,816,409.66 in 1998 as attorney's fees and reimbursable costs. The law firm of Beus, Gilbert & Morrill, P.L.L.C. has also received significant legal fees and reimbursable costs in previous years as detailed in the Disclosure Statement. Beus, Gilbert & Morrill, P.L.L.C.'s final fee application was approved by the Bankruptcy Court on April 13, 1998.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       Documents Filed as a Part of the Report

         1.       Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

         2.       Exhibits

                  3.1 Restated Certificate of Incorporation of the Registrant
                     (1)

                  3.2 Bylaws of the Registrant (1)

10.1     Non-Employee Directors' Stock Option Plan

10.2     1999 Executive Officers Stock Option Plan

10.3     Employment Agreement - Clark M. Mower

10.4     Employment Agreement - Steven H. Stepanek

10.5     Employment Agreement - Todd L. Witwer

10 6     Amended  and  Restated  General  Partnership   Agreement  for  Nevada
         Cogeneration Associates #1 by and between Bonneville Nevada Corporation and Texaco Clark County Cogeneration Company dated November 1, 1990

10.7 Bonneville Nevada Contract A with Nevada Power Company for Long-Term Power Purchases from Qualifying Facilities dated May 2, 1989

10.8 Heat Purchase Agreement by and between Bonneville Nevada Corporation and Georgia-Pacific Corporation dated September 12, 1989

21.1     Subsidiaries of Registrant

27.1     Financial Data Schedule


         (1) Incorporated by reference to the exhibits to the Form 8-K filed November 2, 1998.

b.       Reports on Form 8-K.

         1. On  November 2, 1998,  the  Registrant  filed a Form 8-K,  under
         Item 3,Bankruptcy or Receivership, and Item 5, Other Events.

2.       On November 15, 1998, the  Registrant  filed a Form 8-K, under
         Item 3, Bankruptcy or Receivership, and Item 5, Other Events. With respect to Item 3, the Registrant filed its Monthly Financial Report - Chapter 11 for the period October 1 to October 31, 1998 with the Clerk of the United States Bankruptcy Court for the District of Utah, Central Division, Case No. 91A-27701.

3.       On December 15, 1998,  the  Registrant  filed a Form 8-K,  under
         Item 3.
         Bankruptcy or Receivership, and Item 5, Other Events, which included the audited consolidated financial statements for year ended December 31, 1997 and 1996.

4. On February 18, 1999, the Registrant filed an amended Form 8-K previously filed on November 2, 1998, which included the "Bonneville Pacific Corporation (Chapter 11 Debtor) Consolidated Balance Sheet for period ended October 31, 1998".

c.       Additional Financial Statements

1. Nevada Cogeneration Associates #1 Audited Financial Statements as of December 31, 1998 and 1997

2. Nevada Cogeneration Associates #1 Audited Financial Statements as of December 31, 1997 and 1996

                                    GLOSSARY

As used in this document, the following terms have the following specific meanings.

Bbl means barrel.

Bcf means billion cubic feet.

Bcfe means billion cubic feet of gas equivalent.

Capital expenditures means all costs associated with exploratory and drilling, leasehold acquisitions, land costs and related expenditures, costs of construction, equipment costs, legal and other contract costs, construction loan fees and capitalized interest, and all other costs related to the completion of a well or other project.

Development well is a well drilled as an additional well to the same horizon or horizons as other producing wells on a prospect, or a well drilled on a spacing unit adjacent to a spacing unit with an existing well capable of commercial production and which is intended to extend the proven limits of a prospect.

Facility means a cogeneration power plant.

FERC means Federal Energy Regulatory Commission.

Inside-the-fence means that the net energy (electric and/or thermal) produced by the facility is sold directly to the consumer(s) (customers) facility which is either integrally connected or adjacent to the power or cogeneration facility.

Mcf means thousand cubic feet.

Mcfe means thousand cubic feet equivalent.

Net gas and oil wells or "net" acres are determined by multiplying "gross" wells or acres by BFC's working interest in those wells or acres.

NOL is Net Operating Loss.

OTCBB is the Over-the-Counter Electronic Bulletin Board

PURPA means Public Utility Regulatory Policies Act.

QF means Qualifying Facility under PURPA.

Reserves means natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable. "Proved developed reserves" includes proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" includes only those reserves expected to be recovered from existing
completion    intervals    in    existing    wells.    "Proved    developed
behind-pipe-reserves" includes those reserves that exist behind the casing of existing wells when the cost of making such reserves available for production is relatively small compared to the cost of a new well. "Proved undeveloped reserves" includes those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

SEC PV 10 is the method, as defined by the Securities and Exchange Commission's regulation S-X, for determining the present value of proven oil and gas reserves on a 10 percent discount rate.

Working interest in a gas and oil lease is an interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production of any hydrocarbons covered by the lease. A working interest in a gas and oil lease also entitles its owner to a proportionate interest in any well located on the lands covered by the lease, subject to all royalties, overriding royalties and other burdens, to all costs and expenses of exploration, development and operation of any well located on the lease, and to all risks in connection therewith.

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Bonneville Pacific Corporation
Salt Lake City, Utah


     We have audited the accompanying consolidated balance sheets of Bonneville Pacific Corporation and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each year in a three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonneville Pacific Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each year in a three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP

Denver, Colorado
February 19, 1999


                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                          December 31

                                                                        1998         1997

ASSETS

CURRENT ASSETS:

Cash and cash equivalents ........................................   $  16,018    $ 154,065
Restricted Cash ..................................................         534           63
Receivables ......................................................       5,755        9,127
Income tax receivable ............................................         500         --
Other current assets .............................................         343          237
  Total Current Assets ...........................................      23,150      163,492

PROPERTY, PLANT AND EQUIPMENT:
Oil and gas properties, at cost, under the
successful efforts method ........................................      32,424       28,591
Other property, plant and equipment ..............................      10,086       10,643
Accumulated depreciation, depletion,
amortization and impairment ......................................     (26,991)     (22,287)

                                                                        15,519       16,947

INVESTMENTS AND OTHER ASSETS:
Investments in and advance to affiliated
companies, at cost, plus equity in
undistributed earnings ...........................................       7,584        6,804
Other Assets .....................................................         361          383
  Total Other Assets .............................................       7,945        7,187

TOTAL ASSETS .....................................................   $  46,614    $ 187,626



See accompanying notes to these consolidated financial statements.



        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                      December 31,
                                                                     1998       1997
LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
Post-petition accounts payable ...................................   $  6,683   $  1,611
Accrued professional fees ........................................      3,714      2,132
Other current liabilities ........................................      2,032      2,721
Total current liabilities ........................................     12,429      6,464

LONG-TERM LIABILITIES -
Bank debt ........................................................      5,850      2,400
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE ......................     18,279      8,864
SENIOR LIABILITIES SUBJECT TO COMPROMISE:
Pre-petition accounts payable ....................................       --        3,665
Convertible debentures and pre-petition
accrued interest .................................................       --       64,750
Bank debt and pre-petition accrued interest ......................       --       31,512
Accrued interest .................................................       --       45,431
Priority claims ..................................................       --           61
Total senior liabilities subject to compromise ...................       --      145,419

SUBORDINATED LIABILITIES SUBJECT TO COMPROMISE:
Pre-petition selling debentures claims (Class 5) .................       --        5,332
Post-petition selling debentures claims (Class 6) ................       --        6,901
Limited partner claims (Class 7) .................................       --          721
Deeply subordinated claims (Class 8) .............................       --        8,945
Selling stockholders 510(b) claims (Class 9) .....................       --       31,122
Cigna claim (Class 10) ...........................................       --       11,000
Total subordinated liabilities subject to
compromise .......................................................       --       64,021

TOTAL LIABILITIES SUBJECT TO COMPROMISE ..........................       --      209,440
Total liabilities ................................................     18,279    218,304

See accompanying notes to these consolidated financial statements


                                                                           December 31,
                                                                           1998      1997
MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARY COMPANY ..............................................        --          1,618

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.01 par value;
cumulative; 5,000,000 shares authorized;
no shares issued and outstanding .................................        --           --
Common stock - $.01 par value; 50,000,000
shares authorized; 7,227,000 and
5,344,000 shares issued, respectively ............................          72           53
Additional paid-in capital .......................................     160,735      127,763
Accumulated deficit ..............................................    (132,090)    (152,406)

Cumulative translation adjustment ................................        (382)         (67)

                                                                        28,335      (24,657)

Treasury stock - -0- and 2,422,000 shares,
respectively, at cost ............................................        --         (7,639)
Total stockholders' equity (deficiency)
(Note 11) ........................................................      28,335      (32,296)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY) ..............................................     $46,614    $ 187,626


See accompanying notes to these consolidated financial statements

                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                ($ In Thousands)

                                                                               FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                        1998          1997          1996


REVENUES:
Oil and gas sales ................................................   $   6,758    $   6,429    $   5,262
Energy marketing revenues ........................................      13,941        9,641        9,550
Facilities operations and maintenance
revenues .........................................................       4,107        4,127        4,150
Electric cogeneration ............................................       1,653        1,759        1,732
Total revenues ...................................................      26,459       21,956       20,694

OPERATING EXPENSES:
Oil and gas production ...........................................       3,006        2,779        2,095
Energy marketing costs ...........................................      13,811        9,050        6,910
Facilities, operations and maintenance
costs ............................................................       3,037        2,957        3,059
Electric cogeneration and cost of
electricity ......................................................       1,503        1,611        1,445
Depreciation, depletion, amortization
and impairment ...................................................       6,622        2,387        1,314
Exploration and other oil and gas expense ........................         556          772          419
Selling, general and administrative
expense ..........................................................       3,170        2,434        1,705
Total operating expenses .........................................      31,705       21,990       16,947

OPERATING PROFIT (LOSS) ..........................................      (5,246)         (34)       3,747

OTHER INCOME (EXPENSE):
Interest expense .................................................      (6,541)     (45,471)        (555)
Other income (expense), net ......................................         862          995        1,072
Total other income (expense) .....................................      (5,679)     (44,476)         517

INCOME (LOSS) FROM CONSOLIDATED
COMPANIES ........................................................     (10,925)     (44,510)       4,264

Equity in net earnings of affiliated
company ..........................................................       5,130        3,902        3,380

INCOME (LOSS) BEFORE REORGANIZATION
ITEMS, TAXES, AND EXTRAORDINARY ITEMS ............................      (5,795)     (40,608)       7,644

Reorganization items (Note 5) ....................................       1,930       17,988      108,491

INCOME (LOSS) BEFORE TAXES AND
EXTRAORDINARY ITEMS ..............................................      (3,865)     (22,620)     116,135

PROVISION (BENEFIT) FOR INCOME TAXES .............................        (500)        --          3,308

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........................      (3,365)     (22,620)     112,827

EXTRAORDINARY ITEMS, net of taxes of $-0- ........................      23,681         --           --

NET INCOME (LOSS) ................................................   $  20,316    $ (22,620)   $ 112,827

OTHER COMPREHENSIVE INCOME -(LOSS)
Foreign currency translation
adjustments ......................................................        (315)         (67)        --

COMPREHENSIVE INCOME (LOSS) ......................................   $  20,001    $ (22,687)   $ 112,827

Basic earnings (loss) per share:
Income (loss) before extraordinary
items ............................................................   $    (.93)   $   (7.74)   $   24.89
Extraordinary items ..............................................   $    6.53    $    --      $     --
Net income (loss) ................................................   $    5.60    $   (7.74)   $   24.89

Diluted earnings (loss) per share:
Income (loss) before extraordinary
items ............................................................   $    (.93)   $   (7.74)   $   16.55
Extraordinary items ..............................................   $    6.53    $    --      $     --
Net income (loss) ................................................   $    5.60    $   (7.74)   $   16.55

See accompanying notes to these consolidated financial statements

                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                ($ In Thousands)

                                                     ADDITIONAL                 CUMMULATIVE
                                    COMMON STOCK     PAID-IN        ACCUMULATED TRANSLATION  TREASURY
                                  SHARES    AMOUNT   CAPITAL        DEFICIT     ADJUSTMENT   STOCK          TOTAL

BALANCES, January 1, 1996         5,344,000 $53      $ 91,996       $(242,613) $  -           $(2,308)     ($152,872)

Forgiveness of debt
payable to
stockholder                               -   -        30,621               -     -                 -         30,621

Forfeiture of stock by
stockholder                               -   -         5,146               -     -            (5,146)            -

Forfeiture of stock by
officers and
directors                                 -   -             -               -     -              (185)          (185)

Net income                                -   -             -         112,827     -                 -        112,827

BALANCES,
December 31, 1996                 5,344,000  53       127,763        (129,786)    -            (7,639)       (9,609)

Foreign currency
translation                               -   -             -               -    (67)               -           (67)

Net loss                                  -   -             -        (22,620)      -                -       (22,620)

BALANCES,
December 31, 1997                 5,344,000  53       127,763       (152,406)    (67)          (7,639)      (32,296)

Retirement of treasury
stock                            (2,422,000)(24)       (7,615)             -       -            7,639             -

Common stock issued in
satisfaction of
claims                            4,305,000  43        40,587              -       -               -         40,630
Foreign currency
Translation                               -   -             -              -    (315)              -           (315)
Net income                                -   -             -         20,316       -               -         20,316

BALANCES,
December 31, 1998                 7,227,000 $72      $160,735      $(132,090)  $(382)            $ -       $ 28,335

See Accompanying notes to these financial statements.




                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)

                                                                                           FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                  1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1) ......................................................      $20,316   $(22,620)   $112,827
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation, depletion and
amortization ..............................................................      2,467       2,075       1,314
Impairment of property, plant and
equipment .................................................................      4,399         324        --
Equity in investee earnings ...............................................     (5,130)     (3,902)     (3,380)
Extraordinary gain ........................................................    (23,681)       --          --
Gain on acquisition of treasury
stock .....................................................................       --          --          (185)
Changes in assets and
liabilities:
  Accounts receivable .....................................................      3,372       5,638     (11,909)
  Inventories .............................................................        (65)       --          --
  Other current assets ....................................................       (541)        118         (33)
  Accounts payable and
  accrued liabilities .....................................................    (43,742)     43,168       2,374
  Other ...................................................................       (317)       --          --
Net cash provided by (used for)
operating activities ......................................................    (42,922)     24,801     101,008

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable
securities ................................................................       --       104,740        --
Purchase of marketable securities .........................................       --          --       (86,371)
(Increase) decrease in restricted cash ....................................       (471)        152         (61)
Purchase of property, plant and
equipment .................................................................     (5,439)     (5,771)     (2,310)
Proceeds from sale of property, plant
and equipment .............................................................       --           319         346
Distributions received from equity
investment ................................................................      4,350       3,516       6,880
(Increase) decrease in other assets .......................................         24         (40)        836
Net cash provided by (used for)
investing activities ......................................................     (1,536)    102,916     (80,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt and
bankruptcy claims .........................................................    (95,421)       --       (6,071)
Proceeds from long-term debt ..............................................      3,450         756        --
Increase (decrease) in minority
interest ..................................................................     (1,618)        693         593
Net cash provided by (used for)
financing activities ......................................................    (93,589)      1,449      (5,478)

INCREASE (DECREASE) IN CASH ...............................................   (138,047)   129,166      14,850

CASH AND EQUIVALENTS at
beginning of year .........................................................    154,065     24,899      10,049

CASH AND EQUIVALENTS at end of year........................................   $ 16,018   $154,065     $24,899

CASH PAID FOR INCOME TAXES ................................................   $    -     $    541     $ 2,767

CASH PAID FOR INTEREST ....................................................   $    -     $     83     $   303

(1) Included in net income are non-recurring net gains from reorganization items of $1,930, $17,988 and $108,491 in 1998, 1997, and 1996, respectively.  Also included in 1998 is an extraordinary gain from settlement of claims of $23,681.

See accompanying notes to these financial statements

Bonneville Pacific Corporation
and Subsidiaries
Notes to the Financial Statement


1.      REORGANIZATION AND LEGAL MATTERS:

     Bonneville Pacific Corporation ("BPC"), but none of its partially- or wholly-owned subsidiaries, filed a voluntary petition for relief under Chapter 11 of Title 11 of the Federal Bankruptcy Code (the "Code") on December 5, 1991 (the "petition date"). From the petition date to June 12, 1992, BPC operated as a Chapter 11 Debtor-in-Possession subject to the jurisdiction of the United States Bankruptcy Court for the District of Utah, Central Division (the "Court"). On June 12, 1992, the Court ordered the appointment of a Chapter 11 Trustee (the "Trustee").

     On June 19, 1998, the Trustee filed with the Court the "Trustee's Amended Chapter 11 Plan for the Estate of Bonneville Pacific Corporation dated April 22, 1998" (the "Plan"). This Plan was confirmed on August 27, 1998 and was effective on November 2, 1998.


2.      CHAPTER 11 PLAN:

     The Plan classified all claims into 11 classes plus administrative claims and standardized the way certain claims were calculated. The classes and treatments, in general, were as follows:

($ in 000's)

Class  Type of Claim  Allowed    Amount of
                      Amount     Settlement  Treatment

1      Priority Claims $    7    $     7     Allowed claim paid in full in
                                             cash at distribution date.

2      Bank Debt
       Claims           31,512    31,512     Allowed claim paid in full in
                                             cash at distribution date;
                                             post-petition simple interest
                                             at 8.03% per annum through
                                             December 5, 1997 and 8.10%
                                             thereafter.

 3     Trade and Other
       General
       Unsecured Claims  3,750    3,750      Allowed claim paid in full in
                                             cash at distribution date;
                                             post-petition simple interest
                                             at 5.5% per annum.

 4     Current Debentures
       Claims           64,750   64,750      Allowed claim paid in full in cash
                                             at distribution date; post
                                             petition simple interest at 7.32%
                                             per annum.

 5     Pre-petition Selling
       Debenture Claims  5,333    5,333      Claim amount as unformly
                                             calculated by the Trustee allowed
                                             and paid in Plan common stock.

 6     Post-petition Selling
       Debenture Claims  6,901    6,901      Claim amount as uniformly
                                             calculated by the Trustee allowed
                                             and paid in Plan common stock.
 7.    Limited Partner
       Claims              721      721      Claim amount as uniformly
                                             calculated by the Trustee allowed
                                             and paid in Plan common stock.

 8     Deeply Subordinated
       Claims            8,945      895      10% of allowed claim paid in Plan
                                             common stock.

 9     Equity Claims (For
       Loss of Value on
       Equity, also known
       as 510(b) equity
       claims           30,852   20,202      Allowed claim as uniformly
                                             calculated by the Trustee paid in
                                             Plan common stock with a value
                                             estimated to be approximately 65%
                                             of such claim.

10     CIGNA Claim      11,000    7,203      Allowed as an $11 million 510(b)
                                             equity claim; claimant to receive
                                             Plan common stock with a value
                                             estimated to be approximately 65%
                                             of such claim.

11     Equity Interest
       (Existing Common
       Stock) Existing common stock was retianed by the interestholders and their rights in the reorganized debtor were unaltered.



The Plan also provided for a one-for-four reverse stock split.
The split was effective on November 2, 1998. The above claim amounts do not include accrued administrative claims in the amount of $3,714,000. These administrative claims were paid subsequent to December 31, 1998 as allowed by the bankruptcy court on January 5, 1999. BPC paid cash and issued stock in satisfaction of the above claims as provided for in the Plan. Pursuant to the Plan, claimants who were to receive less than 100 shares of Plan common stock (taking into account the reverse stock split) received cash in lieu of such stock. These cash payments totaled approximately $625,000.

The value of BPC as set forth in the Plan (reorganization value) as of the date immediately preceding the effective date was greater than the sum of post-petition liabilities and allowed claims. The Company did not qualify for fresh start accounting and it has continued to report its assets and liabilities at historical costs, rather than at the reorganization value.


The following table summarizes the adjustments required to record the reorganization of the Company and the implementation of the confirmed Plan, as of the effective date, November 2, 1998.

                                     Pre-Effective               Balance
                                     Date             Plan       After Plan
                                     Balance Sheet    Debt       Debt
                                    (in 000's)        Discharge  Discharge

CURRENT ASSETS:
Cash and cash equivalents .............   $ 163,991   $(156,578) $     7,413
Other current assets ..................       4,817        --          4,817
Total current assets ..................     168,808    (156,578)      12,230

PROPERTY, PLANT AND EQUIPMENT
net ...................................      14,411        --         14,411

Investments in and advances to
affiliated companies, at cost
plus equity in undistributed
earnings ..............................       9,744        --          9,744
Other assets ..........................         383        --            383

TOTAL ASSETS ..........................   $ 193,346  $(156,578)       $36,768


LIABILITIES NOT SUBJECT TO COMPROMISE:

Current liabilities:
Post-petition accounts
payable ...............................   $   3,134   $    --      $   3,134
Accrued professional fees .............       4,281    (4,281)            --
Other current liabilities .............       1,139         --         1,139
Total current liabilities .............       8,554    (4,281)         4,273

Bank debt .............................       3,900        --          3,900

TOTAL LIABILITIES NOT SUBJECT TO
COMPROMISE ............................      12,454    (4,281)         8,173

SENIOR LIABILITIES SUBJECT
TO COMPROMISE .........................     151,575    (151,575)        --

SUBORDINATED LIABILITIES SUBJECT TO
COMPROMISE ..................... ......      63,752    (63,752)         --

TOTAL LIABILITIES SUBJECT
 TO COMPROMISE ........................     215,327   (215,327)        --
Total liabilities .....................     227,781   (219,608)       8,173


STOCKHOLDERS' (DEFICIENCY) EQUITY:
Preferred stock .......................          --         --           --
Common stock ..........................          53         19           72
Additional paid-in capital ............     127,763     32,970      160,733
Accumulated deficit ...................    (154,183)    22,402     (131,781)
Cumulative translation
adjustment ............................        (429)        --     (429)
Treasury stock ........................      (7,639)     7,639           --
Total stockholders'
(deficiency) equity ...................     (34,435)    63,030       28,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $193,346   $(156,578)  $  36,768

3.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The consolidated financial statements include the accounts of BPC and its majority-owned subsidiaries (collectively referred to as "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The following majority-owned subsidiaries had activities during 1998, 1997, and 1996:
Bonneville Fuels Corporation ("BFC"), Bonneville Pacific Services Company, Inc. ("BPS"), and Bonneville Nevada Corporation ("BNC").

Organization and Nature of Operations - The entity which ultimately became BPC was initially incorporated in the State of Utah in March 1980, and changed its state of incorporation to the State of Delaware in June 1986. Subsequent to the bankruptcy filing, BPC disposed of a substantial portion of its assets. Consequently, the Company's current operations include the ownership of one operational cogeneration facility, a 50% interest in another cogeneration facility, a cogeneration operations and management company and an oil and gas company engaged in the exploration and production of oil and natural gas and in the gathering and marketing of natural gas. At December 31, 1998 and 1997, BPS had an interest in an additional cogeneration facility in Mexico. This facility was under construction at December 31, 1997 and was in the start-up phase at December 31, 1998.

Bankruptcy Reporting - The accompanying financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (SOP 90-7) for reporting bankruptcy related items. SOP 90-7 requires BPC to record claims at the amount allowed or the amount estimated to be allowed as opposed to the amount for which the liabilities are expected to be settled. SOP 90-7 also requires separate balance sheet classification for liabilities subject to compromise, and requires disclosure of certain bankruptcy related items. Generally, the statement also requires reorganization items to be separately reported as such in the income statement.

Cash and Cash Equivalents - The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Periodically, BPC had cash and cash equivalents which exceeded the Federal Deposit Insurance
Corporation's insurance limit of $100,000.

Investment in Partnership - BPC through its wholly-owned subsidiary, BNC, is a 50% general partner in Nevada Cogeneration
Associates #1 ("NCA #1"). The investment in NCA #1, accounted for under the equity method, is recorded at cost, as adjusted for BNC's share of earnings and distributions received.

Energy Marketing Arrangements - In 1998, BFC entered into an agreement to manage certain natural gas contracts of an unrelated entity. For some contracts, BFC takes title to the gas purchased to service these contracts prior to the sale under the contracts. For these contracts, BFC consolidates all revenue, expenses, receivables and payables associated with the contracts. In contracts where title is not taken, BFC only records the margin associated with the transaction.


Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include oil and gas reserve information, which is the basis for the calculation of depletion and for the calculation of impairments related to oil and gas properties.

Oil and Gas Properties - BFC follows the "successful efforts" method of accounting for its oil and gas properties, all of which are located in the continental United States. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, the costs of drilling the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive.

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.
Depreciation and depletion of capitalized costs for producing oil and gas properties is provided for using the units-of-production method based upon proved reserves for each field.

In 1997, BFC began to accrue for future plugging, abandonment, and remediation using the negative salvage value method whereby costs are expensed through additional depletion expense over the remaining economic lives of the wells. Management's estimate of the total future costs to plug, abandon, and remediate BFC's share of all existing wells, including those currently shut-in, is approximately $3,800,000, net of salvage values of which $406,000 has already been accrued for. The amounts expensed related to this liability were $206,000 and $200,000 for the years ended December 31, 1998 and 1997, respectively.

Gains and losses are generally recognized upon the sale of interests in proved oil and gas properties based on the portion of the property sold. For sales of partial interests in unproved properties, BFC reflects the proceeds as a recovery of costs with no gain recognized until all costs have been recovered.

Other Property and Equipment - Depreciation of other property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 25 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. When properties are sold, or otherwise disposed of, the cost of the property and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

Impairment of Assets - The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets. When facts and circumstances indicate that the carrying value of an asset is impaired, the Company estimates the future undiscounted cash flows from that asset and compares that amount to the carrying value. If it is determined that an impairment is required, the asset is written to its fair market value. Net capitalized costs of oil and gas properties are limited to the aggregate undiscounted future net revenues related to each field. If the net capitalized costs exceed the limitation, impairment is provided to reduce the carrying value of the oil and gas properties to fair market value.

Income Taxes - The Company accounts for income taxes under the liability method of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting for Hedged Transactions - In order to mitigate the risk of market price fluctuations, BFC enters into futures and swap contracts as hedges of commodity prices associated with its oil and gas production and the purchase and sale of natural gas. Changes in the market value of futures and swap contracts are deferred until the gain or loss is recognized on the hedged production or transactions. Payments received or made under these contracts are included oil and gas sales or marketing income as applicable.

Segment Reporting - The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 replaces SFAS No. 14 and utilizes the "management approach" whereby external financial reporting is aligned with internal reporting. SFAS No. 131 defines an operating segment as a component of an enterprise that engages in business activity for which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the entity's chief operating decision maker to allocate resources and assess performance, and for which discrete financial information is available. The Company has identified the following reportable operating segments: Bonneville Fuels Corporation, Bonneville Pacific Services Company, and Bonneville Nevada Corporation.

Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income, issued in June 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. The only other comprehensive income component the Company has is the change in foreign currency translation.

Earnings Per Share - BPC follows SFAS No. 128 when calculating earnings per share. Basic earnings per share is computed using only the weighted average number of shares outstanding. Diluted earnings per share includes potential common stock from the assumed conversion of the convertible debentures. All outstanding convertible debentures were retired pursuant to the Plan.

Reclassifications - Certain reclassifications have been made to conform the 1997 and 1996 financial statements to the presentation in 1998. The reclassifications had no impact on net income
(loss).


Impact of Recently Issued Accounting Pronouncements (Unaudited)
- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting SFAS No. 133 until the fiscal year beginning January 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS No. 133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of SFAS No. 133 on the income statement or the impact on comprehensive income.

SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits and SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

In November 1998, the Emerging Issues Task Force reached a consensus on issue #98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. Due to the recent issuance of the consensus, management has not yet determined the impact of the consensus on the Company's financial statements.


4.      IMPAIRMENT OF LONG-LIVED ASSETS:

The analysis of future cash flows of the Company's oil and gas properties and the related fair value of those properties by BFC resulted in an impairment charge of $1,858,000 in 1998.

After the effective date of the Plan, the Company's newly appointed Board of Directors determined that it would not renew the contract related to a small cogeneration plant which will now expire pursuant to its terms on March 31, 1999. The Company also reviewed the carrying value of the small cogeneration plant in Mexico that is in the start-up phase and determined that it should be impaired. Consequently, the Company took impairment charges for the cogeneration assets of approximately $2,393,000 in 1998, to reduce the net book value of these assets to their fair value.

The Company also reviewed the carrying value of a certain parcel of undeveloped real estate and recorded approximately $148,000 impairment in 1998.

5.      REORGANIZATION AND EXTRAORDINARY ITEMS:

The effects of transactions and adjustments related specifically to bankruptcy were as follows:


                              For the Years Ended
                                  December 31,

                              1998       1997      1996

Reorganization items:
 Gains from litigation
 settlements ...............  $     -   $  15,686  $ 156,939
 Professional fees .........   (4,566)     (5,278)   (52,587)
 Interest earned on accumulated
 cash resulting from Chapter 11
 proceedings ...............    6,889       7,580      4,139

 Other .....................     (393)        --           --

 Total Reorganization Items   $ 1,930   $  17,988  $ 108,491

Extroadinary gain from claims
forgiven .....................$23,681   $      --  $      --



6.  INVESTMENT IN NCA#1 PARTNERSHIP

BPC, through BNC, is a 50% general partner in the NCA #1 partnership. The remaining 50% is owned by Texaco Clark County Cogeneration Company ("TCCCC"). The NCA #1 partnership owns and operates an 85 megawatt electric generating facility (the "Facility") in Clark County, Nevada. BNC receives a 50% allocation of income (loss), depreciation expense and other tax benefits from the operations of NCA #1. In accordance with the partnership agreement, BNC initially received a 66 2/3% share of net cash distributions until such net cash distributions equaled approximately $18,876,000 (September 1997) at which time BNC's share of net cash distributions changed to 50%. The NCA #1 partnership will terminate, unless terminated earlier by partner agreement, on the latter of April 30, 2023, or the date that NCA #1 elects to cease operations.

Summary condensed financial statement data and significant accounting disclosures for NCA #1 as of December 31, 1998, 1997, and 1996 and for the years then ended are as follows:


                                                     1998      1997      1996
($ in 000's)

Assets
  Cash and cash equivalents ...................   $ 5,301  $  5,416  $  5,822
  Other current assets ........................     8,273     5,998     5,646
  Operating facility and
  equipment, net ................. ............    79,380    82,652    86,053
  Other assets ................................     8,060    10,087     9,810

                                                 $101,014  $104,153  $107,331

Liabilities and partners'
equity:
  Project financing loan
  payable and bonds payable ..................   $ 73,768 $  78,264 $  81,842
  Notes and other
  payables to affiliates .......................    1,474     1,513     1,447
  Other liabilities ............................    4,781     4,945     5,713

Partners' equity:
  Bonneville Nevada ............................    7,584     6,804     6,419
  TCCCC ........................................   13,407    12,627    11,910

                                                 $101,014  $104,153  $107,331

Revenues ........................................$ 47,339 $  45,684 $  45,593

Costs and expenses:
  Plant and other
  operating .....................................  25,934    26,194    26,356
  Depreciation and
  amortization ..................................   3,533     3,482     3,601
  General and
  administrative ................................   1,646     1,677     2,176
  Interest ......................................   5,774     6,187     6,702
  Impairment expense ............................     193       340      --

Total costs and expenses ........................  37,080    37,880    38,835

Net income ...................................... $10,259   $ 7,804   $ 6,758

The Facility was completed during 1992 and commercial operation began on June 18, 1992. All costs, including interest and field overhead expenses, incurred prior to commercial operations were capitalized as part of the Facility. The Facility is being depreciated on a straight-line basis over 30 years. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred, and expenditures for additions and improvements are capitalized. Each of the Facility's gas turbines will require a hot section replacement and a major overhaul approximately every 25,000 and 50,000 operating hours, respectively. The expected cost of this maintenance is accrued using a straight-line method over the respective periods.
Due to fluctuations in the extent of repairs, prices and changes in the timing of the scheduled events, the estimated costs of these events can differ from actual costs incurred. All legal and financing fees associated with NCA #1's project financing loan and bonds payable including the cost of subsequent amendments were deferred and are being amortized over the terms of the financing.

In April 1993, NCA #1 entered into a term loan in the amount of $64,350,000. The debt is scheduled to be reduced on dates and by amounts as specified in the loan agreement through October 2007, unless terminated earlier as provided for in the loan agreement. The amount outstanding under this term loan was $46,368,000 at December 31, 1998. The loan agreement places certain restrictions on cash accounts, capital distributions and permitted investments. The term loan is collateralized by substantially all of the assets of NCA #1, as well as BNC's interest in the NCA #1 partnership.

The amount outstanding under the term loan bears interest at a market rate plus a margin. NCA #1 has entered into interest rate swap agreements with commercial banks to reduce the exposure to higher interest rates. If the variable interest exceeds the fixed rate established by the swap agreements, NCA #1 could be exposed to the risk of higher interest costs in the event of nonperformance by the commercial banks. The weighted average interest rate, inclusive of the effect of the swap agreements, on the outstanding loan balance was 7.20% and 7.74% at December 31, 1998 and 1997, respectively.

The future minimum payments on the term loan outstanding and the letters of credit supporting the tax-exempt bonds at December 31, 1998, are as follows: 1999 - $5,138,000; 2000 - $5,689,000; 2001
- $6,239,000; 2002 - $6,881,000; 2003 - $7,799,000, and for the
years thereafter a total of $14,622,000.

NCA #1 also obtained $27,400,000 of long-term project financing in the form of variable rate industrial development revenue bonds.
BPC and the parent of TCCCC have guaranteed repayment of these bonds.
The bonds are due and payable on November 1, 2020 and November 1, 2021.
The interest rate on the bonds was 6.31% and 6.26% at December 31, 1998 and 1997, respectively. BPC and the parent of TCCCC have guaranteed repayment of the industrial revenue bonds. NCA #1 is considering refinancing these bonds.

NCA #1 has an agreement for long-term power purchases of energy and capacity by Nevada Power Company (NPC) that terminates on April 30, 2023. NCA #1 is paid for energy delivered based upon fixed rates, as defined in the agreement, adjusted annually at 120% of the change in the CPI. NPC also pays NCA #1 for firm capacity based upon fixed rates, as defined, increased annually by 2%. During 1997, NCA #1 negotiated an amendment to the agreement severely limiting NPC's curtailment rights in exchange for a price discount of $.25 per megawatt hour. Pursuant to the amended agreement, NCA #1 has the right to release NPC from its purchase obligation for an agreed upon payment per released megawatt.


NCA #1 also has a long-term process heat sales agreement with Georgia-Pacific Corporation which terminates on April 30, 2023, or earlier, as defined in the agreement. NCA #1 has a number of long-term fuel-gas purchase contracts with various parties including affiliates of TCCCC. NCA #1 also has an equipment lease agreement which requires monthly payments of $24,000 plus sales tax over a 10-year term ending December 31, 2002.

The Facility is operated and maintained by BPS. BPS is paid for all costs incurred in connection with the operation and maintenance of the Facility including an annual operating fee of $260,000, adjusted annually by the Consumer Price Index. BPS also may earn a performance bonus upon meeting specified operating goals, as defined in the agreement.

NCA #1, under agreements, pays for certain engineering and administrative expenses and other costs to TCCCC and its affiliates. TCCCC may earn a performance bonus based upon the plant achieving certain operational goals, as defined in the agreement.

In 1997, the Nevada Legislature passed legislation to restructure the Nevada electric utility industry. The legislation (AB366) calls for competition to commence by January 1, 2000. The eventual outcome of these activities and their potential impact, if any, upon NCA #1 is not known.

Income taxes are not recorded by NCA #1 since the net income or loss allocated to the partners is included in each partner's respective income tax return.

Under the terms of the NCA #1 Partnership Agreement, at TCCCC's option, BNC will be obligated to purchase or cause to be purchased, TCCCC's ownership interest in NCA #1 at fair market value as determined by an independent appraisal. TCCCC's option becomes effective on June 18, 2012.

NCA #1 has been in negotiations with the United States Environmental Protection Agency (the "EPA") regarding emissions from its gas turbine engines. Subsequent to December 31, 1998, the EPA filed a lawsuit against NCA #1, BNC and TCCCC, seeking damages of $25,000 per day from an unspecified point in time and the installation of custom emission controlling equipment. NCA #1, BNC and TCCCC, the partners to NCA #1, have signed a consent decree prepared by the U.S. Department of Justice that resolves the above mentioned lawsuit and requires NCA #1 to pay a $100,000 fine and install the emission controlling equipment. The decree still requires the signature of the other parties to the action. The cost of purchasing and installing the equipment and the proposed fine have been accrued by NCA #1 and are being held in a control account. NCA #1 believes that it will have no additional liability for the violations alleged in the above mentioned lawsuit after the consent decree has been executed and entered in the court.

Subsequent to December 31, 1998, the Nevada Public Utilities
Commission gave tentative approval for the merger of the Company's main customer with another utility company in Nevada.
The ultimate outcome of this merger on NCA #1 is not known at this time.

7.      LONG-TERM DEBT:

BFC has an asset-based line-of-credit with a bank which provides for borrowing up to the borrowing base (as defined). The borrowing base was $13,200,000 at December 31, 1998. At
December 31, 1998, outstanding borrowings amounted to $5,150,000, with interest at a variable rate that approximated 7% at December 31, 1998. BFC has issued letters of credit totaling $3,100,000 which further reduces the amount available for borrowing under the base. This facility is collateralized by certain oil and gas properties of BFC and is scheduled to convert to a term note on July 1, 2001. This term loan is scheduled to have a maturity of either the economic half life of BFC's remaining reserves on the date of conversion, or July 1, 2006, whichever is earlier. The borrowing base is based upon the lender's evaluation of BFC's proved oil and gas reserves, generally determined semi-annually. The future minimum principal payments under the term note will be dependent upon the bank's evaluation of BFC's reserves at that time.

BFC also has an accounts receivable-based credit facility which includes a revolving line-of-credit with the bank which provides for borrowings up to $1,500,000. Outstanding borrowings under this facility amounted to $700,000 at December 31, 1998. This facility bears interest at prime (7.75% at December 31, 1998). This facility is collateralized by certain trade receivables of BFC and has a maturity date of July 1, 1999.

The credit agreement contains various covenants which prohibit or limit the subsidiary's ability to pay dividends, purchase treasury shares, incur indebtedness, repay debt to BPC, sell properties or merge with another entity. Additionally, BFC is required to maintain certain financial ratios.

As of the petition date, in accordance with current accounting pronouncements, BPC discontinued accruing interest on its pre-petition debt obligations except to the extent that the obligations are secured by collateral believed to have value in excess of the amounts of the related obligations. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, interest expense for 1996 would have been increased by approximately $8,300,000. During 1996, BPC received approximately $104 million in litigation settlement proceeds (net of related costs). In 1997, the Trustee entered into a conditional settlement agreement with the holders of certain senior claims with respect to the calculation and payment of post-petition interest and with the holders of certain subordinated and equity claims who agreed to not oppose the Plan. Therefore, in 1997, BPC resumed accrual of interest expense at the amount expected to be paid pursuant to the Plan (ranging from 5.5% to 8.10%). Accrued interest from the petition date, or date of the claim, if later, amounting to $6,302,000 and $45,388,000 was charged to operations in 1998 and 1997, respectively.

See Note 6 for a discussion of long-term debt of NCA #1.

8.      COMMITMENTS:

Office Lease - The Company leases office space under noncancellable operating leases. Total rental expense was $216,000; $187,000; and $163,000, in the years ended December
1998, 1997, and 1996, respectively. The total minimum rental commitments at December 31, 1998 are as follows:

                                    ($ in 000's)

1999                                    $151
2000                                     124
2001                                     129
2002                                      88

                                        $492

9. INCOME TAXES:

Pretax accounting income from continuing operations for the years ended December 31, 1998, 1997, and 1996 was taxed solely under domestic jurisdictions. The provision for income taxes was as follows:


$ in 000's)
                                                 1998          1997      1996

Current tax expense (benefit):
 U.S. Federal ..............................   $  --      $     --     $ 3,917
 State ........  ...........................      (500)         --         991
Total current tax expense (benefit) . ......      (500)         --       4,908

Deferred tax benefit .......................      --          --      (1,600)

                                               $  (500)   $     --     $ 3,308



The difference between the provision for income taxes and the amounts which would have been reported by applying the statutory
Federal income tax rate to income before provision for income taxes is as follows:


                                      1998        1997        1996
Tax expense (benefit) by applying
the statutory Federal income tax
rate to pretax income (loss) ......   $ 7,057    $(7,917)$   39,489
Net operating losses ..............    (5,763)       873    (32,582)
State taxes, net of Federal benefit    (  500)        --        689
Effect of alternative minimum tax .      --         --       (4,288)
                                          794     (7,044)     3,308

Change in valuation allowance .....    (1,294)     7,044       --

                                      $(  500)   $     -    $ 3,308

Long-term deferred tax assets and liabilities are comprised of the following as of December 31, 1998 and 1997:


                              1998        1997
($ in 000's)
Deferred tax assets:
Net operating loss
carryforward ..............   $ 14,630    $  8,337
Depreciation, depletion,
amortization and impairment      1,188         900
Liabilities recognized for
book purposes prior to
realization for tax
purposes ..................       --        14,839

Gross deferred tax assets .     15,818      24,076

Deferred tax liabilities:
Investment in NCA #1,
primarily depreciation,
depletion and
amortization ..............     (1,787)     (1,401)

Net deferred tax asset ....     14,031      22,675

Valuation allowance .......    (14,031)    (22,675)
                              $      -    $      -

At December 31, 1998, the Company had Federal income tax net operating loss carryforwards of $41,800,000 which expire from 2010 through 2013

Under Section 382 of the Internal Revenue Code of 1986, as amended, if certain significant ownership changes occur, there could be an annual limitation on the amount of net operating loss carryforwards which may be utilized. The Company may have experienced a change in ownership under these rules prior to December 31, 1997. Consequently, certain net operating loss carryforwards may be limited. There may be additional limitations due to the confirmation of the Plan.


10 EMPLOYEE BENEFITS:

Stock Options - In 1998, the Company's Board of Directors approved the issuance of 45,000 options to its outside directors to purchase common stock at $9.44 per share. These options expire in the year 2008

Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                  Year Ended
                                                December 31, 1998

                                        Reported        Pro Forma

Loss before extraordinary items ........$   (3,365)  $    (3,552)
Extraordinary items ....................    23,681        23,681
Net income .............................$   20,316   $    20,129

Basic and diluted earnings per
common share:
Loss before extraordinary items ........$    (.93)   $      (.99)
Extraordinary items ....................$    6.53    $      6.53
Net income ............................ $    5.60    $      5.54


No other options were issued in 1998, 1997 or 1996.

The fair value of each employee option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                      Year Ended
                                      December 31,
                                      1998

Expected volatility                     73%
Risk-free interest rate                 5.5%
Expected dividends                      -
Expected terms (in years)               10

Subsequent to year-end, the Company issued 240,000 non-qualified options at an exercise price of $5.00, which expire in the year
2009.

Employee Stock Ownership Plan - On April 28, 1989, BPC adopted the Bonneville Pacific Corporation Employee Stock Ownership Plan (the
"ESOP").  The ESOP had an allowed claim against BPC of $984,000.
 The ESOP was terminated in 1997.

Employee Qualified 401(k) Retirement Plan - Effective January 1, 1990, BPC adopted a qualified retirement plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may match employees' contributions at the Company's discretion. The Company did not contribute in 1998, 1997, or 1996.

Management Retention Program - In 1997, the Court approved a management retention program in order to retain certain key employees of the subsidiary companies. The retention program provides for the payment of certain cash severance benefits upon
(a) an employee's termination without cause absent a change in control, or (b) termination from a change in control. Additionally, the retention programs provide benefits upon (a) the death of the employee or (b) the successful confirmation of the Plan. BFC and BPS accrued $600,000 for the retention program in 1997. In 1998, the Company's Board of Directors expanded the program to include benefits to some additional company employees. BPC accrued $316,000 for the retention programs in 1998.

Employment Agreements and Severance and Retention Programs - The Company has entered into employment contracts with certain key employees. In the event of a change in control of the Company or termination without cause, the Company may have to pay the employees an amount based on the average of their previous 5 years compensation. The Company also has a plan which would compensate all employees in the event of termination without cause. The potential amount payable under both plans would aggregate $3,974,000.

11.     STOCKHOLDERS' EQUITY:

Reverse Stock Split - The Plan provided for a one-for-four reverse stock split of the Company's common stock. This reverse stock split was effective November 2, 1998. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Treasury Stock - In 1996, 2,289,000 shares of common stock were returned to BPC as the result of litigation settlements.
1,961,000 shares were received from a significant stockholder, and recorded as additional paid-in capital at a fair market value of $5,146,000. The remaining settlements were not with significant stockholders and therefore, in 1996, BPC recognized a gain of $185,000 from these transactions. In 1997, an additional
19,000 shares were returned to the Company, at no cost.

At the effective date of the Plan, the treasury stock held by the Company and the Company stock held by the Trustee was cancelled with the Company now holding such stock as authorized but not issued common stock.

Shares Issued - Pursuant to the Plan, during 1998, the Company issued stock in satisfaction of certain claims. See Note 2 for a discussion of the shares issued.

Earnings (Loss) Per Common Share - The components of basic and diluted earnings per share were as follows:


                                               1998       1997        1996

($ in 000's)

Net income (loss)  ......................   $ 20,316   $(22,620)   $112,827

Average outstanding common
shares ............ .....................      3,630      2,921       4,533
Dilutive effect of convertible
debentures ................................       --         --       2,286
Total potential common stock ................. 3,630      2,921       6,819

Earnings (loss) per share:
Basic ........................................   5.60      (7.74)      24.89
Diluted ......................................   5.60      (7.74)      16.55

No adjustments were made to net income because the impact of potential common stock would have been antidilutive to income for continuing operations in 1998 and 1997, and in 1996 no interest expense was recorded in accordance with the provisions of SOP 90-7.

Due to the issuance of common stock in conjunction with the effectiveness of the Plan, the earnings per share noted above may not be reflective of earnings in future periods.


12.     CONCENTRATIONS OF CREDIT RISK:

Approximately 87% of the Company's accounts receivable at December 31, 1998 result from BFC's crude and natural gas sales and/or joint interest billings to companies in the oil and gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, since these entities may be similarly affected by changes in economic or other conditions. In determining whether or not to require collateral from a customer or joint interest owner, the Company analyzes the entity's net worth, cash flows, earnings, and credit ratings and other factors. Receivables are generally not collateralized. Historical credit losses incurred on trade receivables by the Company have been insignificant.

The nature of the power generation business is such that each facility generally relies on one power or thermal sales agreement with a single electric customer for substantially all, if not all, of such facility's revenue over the life of the project. The power and thermal sales agreements are generally long-term agreements, covering the sale of electricity or thermal for initial terms of 20 or 30 years. However, the loss of any one major power or thermal sales agreement with any of these customers could have a material adverse effect on cash flow and, as a result, on results of operations.

Furthermore, each power generation facility may depend on a single or limited number of entities to purchase thermal energy, or to supply or transport natural gas to such facility. The failure of any one customer, thermal host, gas supplier or gas transporter to fulfill its contractual obligations could have a material adverse effect the Company's business and results of operations.


13.     FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 and 127 requires certain entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, management's best estimate is that the carrying amount of cash, receivables, notes payable, accounts payable, undistributed revenue, and accrued expenses approximates fair value of these instruments.

Energy Financial Instruments - BFC uses energy financial instruments and long-term user contracts to minimize its risk of price changes in the spot and fixed price natural gas and crude oil markets. Energy risk management products used include commodity futures and options contracts, fixed-price swaps, and basis swaps. Pursuant to Company guidelines, BFC is to engage in these activities only as a hedging mechanism against price volatility associated with pre-existing or anticipated gas or crude oil sales in order to protect profit margins. As of December 31, 1998, BFC has financial and physical contracts which hedge approximately 6 bcf of production through December 2001.


Current market value of the hedging contracts was a favorable $701,000 and an unfavorable $60,000 as of December 31, 1998 and 1997, respectively. These amounts are not reflected in the accompanying financial statements. In the event energy financial instruments do not qualify for hedge accounting, the difference between the current market value and the original contract value would be currently recognized in the statement of operations. In the event that the energy financial instruments are terminated prior to the delivery of the item being hedged, the gains and losses at the time of the termination are deferred until the period of physical delivery. Such deferrals were immaterial in all periods presented.

14.     SEGMENT INFORMATION:

The Company has identified the following segments: BFC, BNC, and BPS. BFC is primarily engaged in oil and gas production and gas marketing. BNC owns a 50% interest in a company engaged in cogeneration activities. BPS is primarily engaged in providing operational and maintenance services to cogeneration plants. At December 31, 1998, BPS also had an interest in an additional cogeneration facility in the start-up phase in Mexico.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on profit or loss from operations before reorganization items and income taxes.


                                         BFC             BNC      BPS         Corporate      Total

                                                                 1998
($ in 000's)

Revenues from external
customers                                $ 20,699          -      $ 4,107     $ 1,653        $ 26,459
Interest income from
non-reorganization items                       57         34          103         182             376
Interest expense                              239          -            -       6,302           6,541
Operating expenses,
including impairment                       21,312          -        3,864       3,359          28,535
Selling, general and
administrative                              1,232         42          636       1,260           3,170
Equity in investee earnings                     -      5,130            -           -           5,130
 Segment profit (loss)
before reorganization
items, taxes, and
extraordinary items .......                (1,693)     5,122        (290)      8,934          (5,795)
Segment assets ............                22,894     10,669       3,561       9,490          46,614

                                                              1997
Revenues from external
customers ....................           $ 16,071    $     -     $ 4,127     $ 1,758       $  21,956
Interest income from
non-reorganization items .....                 62        179         329           -             570
Interest expense .............                 83          -           -      45,388          45,471
Operating expenses,
including impairment ........              14,855          -       2,973       1,728          19,556
Selling, general and
administrative ...............                990         22         546         876           2,434
Equity in investee earnings ..                  -      3,902           -           -           3,902
Segment profit (loss)
before reorganization
  items and taxes ............                611      4,059         941     (46,219)        (40,608)
Segment assets ..............              16,054      7,397       6,702     157,473         187,626


                                                               1996
Revenues from external
customers                               $  15,026    $      -     $  4,155   $   1,513      $   20,694
Interest income from
non-reorganization items                       41         30          282          51             404
Interest expense                              272          -            -         283             555
Operating expenses,
including impairment                       10,629          -        3,070       1,543          15,242
Selling, general and
administrative                                472         30          207         996           1,705
Equity in investee earnings                     -      3,380            -           -           3,380
Segment profit (loss)
before reorganization
items and taxes                             3,694      3,378        1,760      (1,188)          7,644
Segment assets                             14,524     10,438        7,973     132,665         165,600


15 OIL AND GAS PRODUCING ACTIVITIES:

BFC's oil and gas producing activities are all located in the United States. The following is certain information with respect to the activities.

($ in 000's)

                                                                          December 31,

                                                                 1998                1997

Capitalized Costs Relating to Oil and Gas Properties

Unproved oil and gas properties ............................  $   2,745           $   1,900
Proved oil and gas properties ..............................     29,521              26,533
Gas gathering system .......................................        158                 158

                                                                 32,424              28,591
Accumulated depreciation, depletion,
amortization and
  impairment ...............................................    (18,681)            (16,709)

Net capitalized costs ...................................... $   13,743           $  11,882




                                                       December 31,

                                             1998      1997      1996
($ in 000's)

Costs Incurred in Oil and Gas Property
Acquisition, Exploration and Development
Activities

Acquisition of properties:
Proved                                       $  95     $  2,230  $   63
Unproved                                       473            -       -

                                               568        2,230      63

Exploration costs                            1,932          599     299
Development costs                            3,784        1,812     959

                                            $6,284     $  4,641  $1,321

Results of Operations from Producing
Activities

Oil and gas sales                           $6,758     $  6,429  $5,262
Expenses:
Production costs                             3,004        2,779   2,285
Exploration costs                              556          772     299
Depreciation, depletion, amortization and
impairment                                   3,944        2,199   1,143
Total Expenses                               7,504        5,750   3,727

Results of operations from producing
activities (excluding corporate overhead
and interest costs)                        $  (746)    $    679  $1,535

Oil and Gas Reserves - The following quantity and value information is based on prices as of the end of each respective reporting period. No price escalations were assumed. Operating costs and production taxes were deducted in determining the quantity and value information. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead, depreciation and interest.

The determination of oil and gas reserves is based on estimates and is highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available and an accurate determination of the reserves may not be possible for several years after discovery. Reserve information presented herein is based on reports prepared by an independent petroleum engineer.

Estimated Quantities of Proved Oil and Gas Reserves - The following is a reconciliation of BFC's interest in net quantities of proved oil and gas
reserves.   Proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Estimated reserves of oil (barrels) and natural gas (thousands of cubic feet) as of December 31, 1998, 1997, and 1996, and the changes thereto for the years then ended are as follows:



                                        For the Years Ended December 31,
                                   1998           1997          1996
                                   Gas       Oil  Gas      Oil  Gas       Oil
                                   ------------------------------------------
Proved developed and
undeveloped reserves:
Beginning of year                  23,140    298  26,512   227   19,807    207
Extensions and discoveries          5,011     34     427    32      935     44
Purchases of minerals in place          -      -     916    99      506      -
Production                         (3,272)   (65) (3,146)  (63)  (2,744)   (58)
Revisions of previous estimates       976   (101) (1,569)    3     8,008    34
End of year                        25,855    166  23,140   298    26,512   227

Proved developed reserves:
Beginning of year                  22,623    298  25,483   188    19,290   168

End of year                        25,855    166  22,623   298    25,483   188



Standardized Measure of Discounted Future Net Cash Flows and
Changes Therein Relating to Proved Oil and Gas Reserves

Estimated discounted future net cash flows and changes therein were determined in accordance with Statement of Financial Accounting Standards No. 69. Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below. The Company believes such information is essential for a proper understanding and assessment of the data presented.

Future cash inflows are computed by applying year-end prices of oil and gas relating to BFC's proved reserves to the year-end quantities of those reserves.

The assumptions used to compute the proved reserve valuation do not necessarily reflect BFC's expectations of actual revenues to be derived from those reserves nor their present worth. Assigning monetary values to the reserve quantity estimation process does not reduce the subjective and ever-changing nature of such reserve estimates.

Additional subjectivity occurs when determining present values because the rate of producing the reserves must be estimated. In addition to subjectivity inherent in predicting the future, variations from the expected production rate also could result directly or indirectly from factors outside BFC's control, such as unintentional delays in development, environmental concerns and changes in prices or regulatory controls.

The reserve valuation assumes that all reserves will be disposed of by production. However, if reserves are sold in place, additional economic considerations also could affect the amount of cash eventually realized.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expense has not been provided based on the availability of net operating loss carryforwards and other deductions. The usage of these carryforwards may be limited based upon a past change in ownership of BPC. There may be additional limitations on the availability of net operating loss carryforwards due to the confirmation of the Plan.

A discount rate of 10% per year was used to reflect the timing of the future net cash flows.


                                        At December 31,

($ in 000's)

                                                                   1998                1997             1996

Future cash inflows .............................................  $ 49,428            $46,859          $89,985
Future production and development
costs ...........................................................   (18,507)           (18,155)         (26,608)
                                                                     30,921             28,704           63,377
10% annual discount for estimated
timing of cash flows ............................................   (10,426)            (9,075)         (23,366)

Standardized measure of discounted
future net cash flows ...........................................  $ 20,495            $19,629          $40,011

The following are principal sources of changes in the standardized measure of discounted net cash flows:


                                         For the Years Ended
                                         December 31,
                                                                   1998              1997            1996
($ in 000's)


Standardized measure of
discounted future net cash
flows, beginning of year ........................................  $  19,629 $     $ 40,011         $  10,233
Sales and transfers of oil and
gas produced, net of
production costs ................................................     (3,754)        (3,650)          ( 2,977)
Net changes in prices and
production costs ................................................       (999)       (20,485)           19,056
Extensions, discoveries, and
improved recovery, less
related costs ...................................................      4,699            756             3,226
Purchases of reserves in-place ..................................        147          1,610               436
Revisions of future
development costs ...............................................         87          1,069            (1,200)
Revisions of previous quantity
estimates .......................................................        279         (1,098)           12,475
Accretion of discount ...........................................      1,963          4,001             1,023
Changes in production rates
(timing) and other ..............................................     (1,556)        (2,585)           (2,261)

Standardized measure of
discounted future net cash
flows, end of year ..............................................   $ 20,495 $     $ 19,629          $  40,011


Oil and gas prices at December 31, 1998, 1997, and 1996 of $10.69, $16.91, and $25.60, respectively, per barrel of oil and $1.84, $1.81, and $3.17, respectively, per thousand cubic feet of gas were used in the estimation of BFC's reserves and future net cash flows.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONNEVILLE PACIFIC CORPORATION

Date:  March 30, 1999                      (s)Clark M. Mower, President
                                           (Principal Executive Officer)

Date:  March 30, 1999                      (s)R. Stephen Blackham
                                           (Principal Financial and
                                           Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1999                      (s)James W. Bernard, Chairman

Date:  March 30, 1999                      (s)Ralph F. Cox, Director

Date:  March 30, 1999                      (s)Michael R. Devitt, Director

Date:  March 30, 1999                      (s)Harold E. Dittmer, Director

Da                                         (s)Michael D. Fowler, Director

Date:  March 30, 1999                      (s)Harold H. Robinson, III,
                                            Director

Date:  March 30, 1999                      (s)Steven H. Stepanek, Director