Form 10-Q
period 1999-03-31
BONNEVILLE PACIFIC CORP
filed 1999-05-18
CIK 795182

10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTS OF 1934
                       For the quarter ended March 31, 1999


[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                     Commission file number 0-14846


                         BONNEVILLE PACIFIC CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                               87-0363215
(State or other jurisdiction of        (I.R.S. Employer Incorporation Number)
incorporation or organization)

             50 West 300 South, Suite 300, Salt Lake City, UT 84101
                    (Address of principal executive offices)


         Registrant's telephone number including area code: (801) 363-2520


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___

     Common Stock  outstanding at May 17, 1999 applicable only to Corporate
Issuers: - 7,227,390  shares of $.01 par value Common Stock.

                      BONNEVILLE PACIFIC CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q


                                     INDEX

                         PART I - FINANCIAL INFORMATION
                                                                         Page

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheet as of December 31, 1998
          and March 31, 1999                                               4
          Consolidated Statements of Operations and Comprehensive Income
          for the three months ended March 31, 1999 and 1998               5
          Condensed Consolidated Statements of Cash Flows for the
          three months ended March  31, 1999 and 1998                      6
          Note to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                        8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      11


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities and Use of Proceeds                       11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                             11-12
Item 6(a) Exhibit-27 Financial Data Schedule                              14

          Signatures                                                      13

                                     ITEM 1
                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               ($ in Thousands)




                                             March 31,      December 31,
                                             1999           1998


ASSETS

CURRENT ASSETS:
     Cash and cash equivalents               $ 9,287        $ 16,018
     Restricted Cash                             673             534
     Receivables                               6,160           6,255
     Other current assets                        388             343
                                             -------        --------
     Total Current Assets                     16,508          23,150

PROPERTY PLANT AND EQUIPMENT, at cost
     Oil and gas properties                   34,653          32,424
     Other property, plant and equipment      10,328          10,086
     Accumulated depreciation, depletion,
     amortization and impairment             (27,509)        (26,991)
                                             -------        --------
     Total Property, Plant and Equipment      17,472          15,519

INVESTMENTS AND OTHER ASSETS:
     Investments in affiliated companies       8,004           7,584
     Other assets                                328             361
                                             -------        --------
     Total Other Assets                        8,332           7,945
                                             -------        --------

TOTAL ASSETS                                 $42,312          46,614
                                             =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued
    liabilities                              $ 4,710        $ 11,953
    Other current liabilities                    630             476
                                             -------        --------
    Total current liabilities                  5,340          12,429

LONG-TERM LIABILITIES:
     Bank Debt                                 8,500           5,850
                                             -------        --------
     Total liabilities                        13,840          18,279

STOCKHOLDERS' EQUITY
     Common Stock                                 72              72
     Additional paid-in capital              160,735         160,735
     Accumulated deficit                    (132,022)       (132,090)
     Cumulative translations adjustment         (313)           (382)
                                             -------        --------
     Total Stockholders' equity               28,472          28,335
                                             -------        --------
     Total Liabilities and Stockholders'
     Equity                                $  42,312        $ 46,614
                                             =======        ========


BONNEVILLE PACIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
($ in 000's)



                                                  1999           1998

REVENUES:
Oil and gas sales                                 $ 1,869      $ 1,759
Energy marketing revenues                           7,617        2,402
Facilities operations and maintenance               1,071          966
Electric cogeneration                                 307          307
                                                  -------     --------
     Total revenues                                10,864        5,434

OPERATING EXPENSES:
Oil and gas production                                669          687
Energy marketing costs                              7,444        2,462
Facilities, operations and maintenance costs          802          723
Electric cogeneration                                 399          461
Depreciation, depletion, and amortization             523          508
Exploration and other oil and gas expense             244           72
Selling, general and administrative expense         1,179          534
                                                  -------     --------
     Total operating expenses                      11,260        5,447

OPERATING PROFIT (LOSS)                              (396)        (13)

OTHER INCOME (EXPENSE)
Interest expense                                     (126)      (1,872)
Equity in net earning of affiliated company           419          861
Reorganization items                                  (51)        1,765
Other income (expense), net                           222          268
                                                  -------     --------
     Total other income (expense)                     464        1,022

                                                  -------     --------
NET INCOME                                            $68       $ 1,009
                                                  =======     ========
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments               69            0
                                                  -------     --------

COMPREHENSIVE INCOME                                 $137       $1,009
                                                  ========    ========

Basic earning per share                             $0.01        $0.35
                                                    =====        =====

                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in THOUSANDS)


                                             For the Three Months
                                             Ended March 31,
                                             1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $  68       $  1,009
Adjustments to reconcile net income
(loss) to net cash provided by operating
activities:
Depreciation, depletion and amortization        523           519
Equity in investee earnings                    (419)         (861)
Changes in assets and liabilities:
     Accounts receivable                         95         1,511
     Inventories                                 65             -
     Other current assets                      (109)           41
     Accounts payable and accrued
     liabilities                             (7,089)        1,689
     Other                                        -             5
                                            -------      --------
Net cash provided by (used for) operating
activities                                   (6,866)        3,913


CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) in restricted cash                  (139)          (53)
Additions to property, plant and equipment   (2,399)       (1,083)
(Increase) decrease in other assets              23            28
                                            -------       -------
Net cash provided by (used for) investing
activities                                   (2,515)       (1,108)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                            2,650             -
Debt payments                                     -           (95)

Decrease in minority Interest                     -          (413)
                                            -------       -------
Net cash provided by (used for)
financing activities                          2,650          (508)
                                            -------       -------

INCREASE (DECREASE) IN CASH                  (6,731)         2,297

CASH AND EQUIVALENTS at beginning of period  16,018        154,065
                                            -------        -------

CASH AND EQUIVALENTS at end of period       $ 9,287       $156,362
                                            =======       ========

                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES

              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The condensed consolidated financial statements include the accounts of Bonneville Pacific Corporation ("BPC") and its wholly-owned subsidiaries,
Bonneville Nevada Corporation ("BNC"), Bonneville Pacific Services Company, Inc., ("BPS") and Bonneville Fuels Corporation ("BFC"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The financial statements have been prepared without audit in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 condensed consolidated financial statements were derived from the audited balance sheet of the Company. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10K of Bonneville Pacific Corporation for the year ended December 31, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


SEGMENT INFORMATION:

     The Company has identified the following segments: BFC, BNC and BPS. BFC is primarily engaged in oil and gas production, exploration and energy marketing. BNC owns a 50% interest in a company engaged in cogeneration activities. BPS is primarily engaged in providing operational and maintenance services to cogeneraion plants and is currently responsible for development work in Mexico. BPS also has an interest in an additional cogeneration facility in the start-up phase in Mexico.

The accounting policies of the segments are the same as those described in the summary of significant account policies in the Company's Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before reorganization items and income taxes.


($ in 000's)

                                     BFC    BNC    BPS    BPC          TOTAL

March 31, 1999
Revenues from external
customers                         $ 9,486   $    $ 1,071  $ 307      $ 10,864
Interest income from
non-reorganization items               34     24     18     52            128
Interest expense                      118             8                   126
Operating expenses                  8,844           822    415         10,081
Selling, general and
administrative                        436      3    295    445          1,179
Equity in investee earnings                  419                          419
Segment profits (loss) before
reorganization items                  201    440    (29)  (493)           119
Segment assets                     22,708 11,110  3,486  5,008         42,312

March 31, 1998
Revenues from external
customers                         $ 4,161        $  966  $  307       $ 5,434
Interest income from
non-reorganization items               20  $  8      28                    56
Interest expense                       61                 1,811         1,872
Operating expenses                  3,686           727     500         4,913
Selling, general and
administrative                        220     4      97     213           534
Equity in investee earnings                 861                           861
Segment profits (loss) before
reorganization items                  306   865     170  (2,097)         (756)
Segment assets                     16,016 8,264   5,302 160,127       189,709

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward Looking Statements and Risks:

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in Mexico; the ability of the Company to penetrate new retail natural gas and electricity markets in the United States and Mexico; the timing and extent of deregulation of energy markets in the United States and in Mexico; other regulatory developments in the United States and in Mexico, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of the Company's success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of the Company's efforts to develop new projects; the Company's success in implementing its Year 2000 Plan, and the Year 2000 readiness of outside entities; and the Company's ability to access the capital markets and equity markets during the periods covered by the forward looking statements, which will depend on general market conditions and the Company's ability to maintain or increase long-term debt facilities.


     These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent the Company's judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Sale of All or Part of the Company

     The Company previously announced that it had appointed CIBC Oppenheimer as the Company's financial advisor. CIBC Oppenheimer has been retained to assist the Company in defining strategic and financial alternatives relating to the Company's power generation operations and its oil and natural gas activities.

     CIBC Oppenheimer has developed a preliminary analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies. Strategies being considered by the Company include, but are not limited to, the continued operations of the Company, the sale of some of the assets or operations of the Company, or the sale of the entire Company. As part of the consideration of alternative strategies, CIBC Oppenheimer has begun a process to solicit bids from interested parties for some or all of the operations of the Company. The ultimate strategy adopted by the Company will be at the sole discretion of the Board of Directors after the Company and CIBC Oppenheimer have evaluated the results of the bidding process.

General

     On December 5, 1991, BPC filed a voluntary petition for relief under Chapter 11 of Title 11 of the Federal Bankruptcy Code. From December 5, 1991 until November 2, 1998, BPC operated under the jurisdiction of the United States Bankruptcy Court. The discussion that follows, of necessity, compares a period during bankruptcy, the first quarter of 1998, to a non-bankruptcy period, the first quarter of 1999.

Liquidity and Capital Resources

Capital Commitments

     The Company's primary needs for cash are for exploration and development of oil and gas properties, construction of power generation facilities, repayment of principal and interest on outstanding indebtedness, and general administration expense.

     The Company's capitalized cash expenditures during the first quarter of 1999 totaled $2,399,000. This amount included $2,229,000 for drilling and completion activities and $170,000 for power plant construction and other equipment costs. Costs associated with drilling and completion included wells in the Permian and San Juan basins of New Mexico and the completion and connection of several wells in South West Kansas. Power plant construction costs were related to the Conav project located in Mexico.

     Funding for the Company's working capital obligations was provided by internally generated cash flow and bank debt. The Company's primary capital resources are net cash provided by operating activities, dividends from the NCA#1 partnership and proceeds from financing activities. The Company expects that these resources will be sufficient to fund its capital commitments in 1999.


Operating  Activities

     Net cash used by operating activities was $6,866,000 during the three months ended March 31, 1999, as compared to net cash provided by operating activities of $3,913,000 for the same period in 1998. The decrease was primarily due to the payment of previously accrued professional fees of $3,714,000 and an escrow liability of $2,298,000. The 1998 amount primarily reflected proceeds from claims settlements.

Financing Activities

     The BFC had an outstanding balance under its credit facilities of $8,500,000 at March 31, 1999, plus an additional $2,750,000 of outstanding letters of credit securing hedge positions, leaving approximately $1,500,000 of additional unused borrowing capacity available.

Results of Operations
First Quarter of 1999 as Compared to First Quarter of 1998

     The Company reported net income of $68,000 for the first quarter of 1999 compared to $836,000 for the first quarter of 1998. Bankruptcy related items are as follows:

                                        1st Quarter    1st Quarter
                                        1999           1998           Difference
                                        ----------------------------------------
Interest expense                        $    0         $ (1,811)      $   1,811
Interest income                              0            1,992          (1,992)
Professional fees                          (51)            (227)            176

                                        ----------------------------------------
                                           (51)             (46)             (5)


Nevada  Cogeneration  Associates #1 (NCA#1)

     NCA#1's operating results are not consolidated as the Company is not a majority owner of NCA#1, but the Company's portion of operating profit is reflected as accrued equity earnings. The Company's 50% portion of NCA#1's operating profit totaled $419,000 in 1999 compared to $861,000 in 1998. The $442,000 decrease in the Company's portion of operating profit is primarily the result of scheduled down time for the installation of the Selective Catalytic Reduction Equipment (SCR's) during the 1st quarter of 1999. Total NCA#1 revenues were $640,000 lower than 1998, while repairs and maintenance expenses were $411,000 higher.

Kyocera Project

     The Kyocera Cogeneration Facility had a net operating loss of $97,000 in the first quarter of 1999, compared to a loss of $179,000 in the first quarter of 1998. Kyocera's contract revenues are seasonal, with higher rates received during the middle of the year and lower rates received in the first and fourth quarters. The improvement in operating results from 1998 to 1999 was the result of lower fuel and maintenance costs.

     Following review, it was decided by the Company to sell or dismantle and salvage this project. The Company's Energy Supply Agreement with Kyocera America Inc., ("KAI") the projects primary customer for electrical and thermal energy, expired on March 31, 1999, but it has been extended for a limited time to allow more time for KAI to review their options, and to facilitate an orderly transition.

CONAV

     This 4MW project located in Mexico is in start-up and is expected to be operational in mid 1999.

Development

     The  Company's   cogeneration   project   development   efforts  are  still
concentrated in Mexico. The Company has additional projects in the development stage in Mexico.


Operating and  Maintenance Operations

     The Company operates two facilities near Las Vegas, Nevada. Operating revenues increased from $966,000 during the first quarter of 1998 to $1,071,000 during the same period of 1999. Operating expenses increased from $723,000 to $802,000 in the first quarter of 1999.

Oil and Gas Operations and Energy Marketing

     Oil and gas production revenue increased $110,000 or 6.3% to $1,869,000 in the first quarter ended March 31, 1999 compared to $1,759,000 in the first quarter of 1998. The increase was primarily due to an increase in the volume of gas sold. The gas volume increased from 789,000 thousand cubic feet, (mcf) in the first quarter of 1998 to 82,000 mcf in the first quarter of 1999, a 6.8% increase. Oil volumes declined 43.5% from 19,324 barrels (bbls) produced in the first quarter of 1998 to 10,923 bbls in the first quarter of 1999. Gas prices, net of hedging were up approximately 10% in 1999 compared to the first quarter of 1998, while oil prices were down approximately 24% in the first quarter of 1999.

     Gas marketing revenue increased from $2,402,000 during the first quarter of 1998 to $7,617,000 for the same period of 1999. Gas marketing related expenses increased to $7,444,000 from $2,462,000 in the first quarter of 1998. The Company entered into a management contract for the purchase and sale of a high volume of natural gas, which included the first quarter period of 1999 but was not in place during the first quarter of 1998. The contract terminated on May 1, 1999.

Exploration expenses were $172,000 higher in the first quarter of 1999 than the first quarter of 1998 as a result of purchasing seismic data.

     In its Form 10-K for the year ended December 31, 1998, the Company disclosed that its oil and gas budget for fiscal 1999 was $12,500,000. Due to the Company's process of evaluating strategic alternatives, which is referred to on page 8 of this Form 10-Q, the Company has determined that it is in the best interest of the Company to limit oil and gas expenditures to certain current projects until such time as it is able to determine the future direction of the Company. Accordingly, expenditures anticipated in the $12,500,000 budget may not be incurred or may be deferred.

Selling, General and Administrative Expenses

     The Company's selling, general and administrative expenses were $645,000 higher in the first quarter of 1999 than the first quarter of 1998. The increases were primarily related to staffing increases for oil and gas development that were initiated in mid 1998 to support the expansion of this portion of the Company's business. The Company also expanded staffing, to lesser extent, to support cogeneration development activities. Professional and consulting expenses have also increased significantly primarily in support of the Company's audit requirements.

Year 2000

     The Company has reviewed compliance issues and upgrades have been made to systems and software that are warranted by the vendor to be Y2K compatible. The Company's Y2K compliance effort is ongoing and BPC, BFC, BPS and NCA#1 are also monitoring non-information technology exposure elements, i.e. card key systems, embedded chips, etc. The project is on schedule and expected to be completed by September of 1999.

     The Company has communicated with certain key vendors and has determined that all are making progress toward their respective Y2K compliance.

     The Company is aware of the issues associated with the "Y2K" problem both in program codes and in hardware systems. The Company has taken and continues to take steps to assure that disruption from the problem with internal software and third party hardware and software vendors will not adversely affect operations. The Company believes that any potential problems that may arise will be with third party vendors such as gas marketers, field service providers, and product purchasers. In all cases the Company represents a minute portion of those vendors business and has no influence on those vendors Y2K compliance. Although there can be no assurance that all Y2K issues will be resolved, and that there will not be any significant impact on the Company from these issues, it is not expected that significant detrimental effects will occur.

     The financial institutions with which the Company has its material relationships have each represented to the Company that their respective Y2K compliance programs are underway with final testing to be completed in the first half of 1999.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates related primarily to the Company's long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy is averse to principal loss and seeks to protect its invested funds by limiting default risk and reinvestment risk. The NCA#1 cogeneration facility uses interest rate swap agreements to mitigate their exposure to interest rate fluctuations.

Foreign  Currency Risk

     The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All income received from international customers, with the exception of balances in local operating accounts, is converted to U.S. Dollars. The Company has subsidiary operations in Mexico, which are subject to currency fluctuations. These foreign subsidiaries are limited in their operations and level of investment by the parent company so that the risk of currency fluctuations is minimized.

Commodity  Price Risk

     Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. Management's policy is to partially mitigate its exposure to fluctuations in sales prices received for natural gas production through the use of various hedging tools. These tools include, but are not limited to: commodity futures and option contracts; fixed-price swaps; basis swaps; and term sales contracts. Contract terms generally range from one month to three years. While BFC mitigates its exposure to declining natural gas sales prices, it may be subject to opportunity costs resulting from increasing natural gas prices in excess of those committed. Should production from existing facilities under existing operating conditions not fulfill committed contracts, BFC may be required to acquire natural gas in the open market. Volumes produced in excess of those contracted are sold at market prices.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

     NCA#1 has been in negotiations with the United States Environmental Protection Agency (the "EPA") regarding emissions from its gas turbine engines. Subsequent to December 31, 1998, the EPA filed a lawsuit in the United States District Court of Nevada against NCA#1, BNC and TCCCC seeking damages of $25,000 per day from an unspecified point in time and requiring the installation of additional emission control equipment. (United States of America v. Nevada Cogeneration Associates #1, et al, No. CV-S-99-00107 PMP). NCA#1, BNC and TCCCC, the partners to NCA#1, have signed a consent decree prepared by the U.S. Department of Justice that resolves the above mentioned lawsuit and requires NCA#1 to pay a $100,000 fine and install the emission control equipment. The decree still requires the signature of other parties to the action. As a condition of settlement with the EPA, NCA#1 installed Selective Catalytic
Reduction Equipment ("SCR's") during the first quarter of 1999 scheduled maintenance outage. The cost of purchasing and installing the equipment and the proposed fine have been accrued by NCA#1 and the necessary funds are being held in a control account. NCA#1 believes that it will have no additional liability for the violations alleged in the above mentioned lawsuit after the consent decree has been executed and entered by the court.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None

Item 6. Reports on Form 8-K.

     On February 18, 1999, the Registrant filed an amended Form 8-K previously filed on November 2, 1998, which included the "Bonneville Pacific Corporation (Chapter 11 Debtor) Consolidated Balance Sheet for the period ended October 31, 1998".

Item 6a Exhibit-27 - Financial Data Schedule - see page 13.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 17, 1999                         BONNEVILLE PACIFIC CORPORATION
                                            (Registrant)


                                            _______________________________
                                            By /s/ Clark M. Mower
                                            Clark M. Mower, President
                                            Principal Executive Officer


                                            _______________________________
                                            By /s/ R. Stephen Blackham
                                            R. Stephen Blackham
                                            Principal Financial and Accounting
                                            Officer