Form 10-Q
period 1999-06-30
BONNEVILLE PACIFIC CORP
filed 1999-08-13
CIK 795182

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1999

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
 (State or other jurisdiction of         (I.R.S. employer identification No.)
 incorporation or organization)

              50 West 300 South, Suite 300 Salt Lake City, UT 84101
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (801) 363-2520


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X} NO [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING PRECEDING FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                  Common Stock Outstanding at August 11, 1999 -
                7,227,390 shares of $.01 par value Common Stock.

                                   FORM 10-Q
                       FINANCIAL STATEMENTS AND SCHEDULES
                BONNEVILLE PACIFIC CORPORATION AND SUBSIDIARIES

                       FOR SIX MONTHS ENDED JUNE 30, 1999

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:

                         PART 1 - FINANCIAL INFORMATION

                                                                      Page of
                                                                      Form 10-Q

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheet - December 31, 1998
          and June 30, 1999                                                4
          Condensed Consolidated Statements of Operations and
          Comprehensive Income for Six Months and Three Months
          ended June 30, 1999                                              5
          Condensed Consolidated Statements of Cash Flows - for the
          Six Months and Three Months ended June 30, 1999`                 6
          Note to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      16


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               17

Item 2.   Changes in Securities and Use of Proceeds                       17

Item 3.   Defaults Upon Senior Securities                                 17

Item 4.   Submission of Matters to a Vote of Security Holders             17

Item 5.   Other Information                                               17

Item 6    Reports on Form 8-K                                             17

Item 6(a) Exhibits                                                        17

          Financial Data Statement                                        19

          Signatures                                                      18


                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


($ in Thousands)
                                                           30 JUNE       31 DEC
                                                              1999         1998

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                   $ 10,062    $ 16,018
Restricted cash                                                1,209         534
Receivables                                                    3,198       6,255
Other current assets                                             721         343
                                                            --------    --------
Total Current Assets                                          15,190      23,150

PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties                                        35,968      32,424
Property, plant and equipment                                  3,128      10,086
Accumulated depreciation, depletion, amortization
and impairment                                               (21,555)    (26,991)
                                                            --------    --------
Total property, plant and equipment                           17,541      15,519

INVESTMENTS AND OTHER ASSETS:
Investments in affiliated companies                            8,948       7,584
Other assets                                                     312         361
                                                            --------    --------
Total investments and other assets                             9,260       7,945
                                                            --------    --------
Total Assets                                                $ 41,991     $46,614
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                    $  2,448     $11,953
Other current liabilities                                        949         476
                                                           ---------     -------
Total current liabilities                                      3,397      12,429

LONG-TERM LIABILITIES:
Bank debt                                                      8,700       5,850
                                                           ---------     -------
Total liabilities                                             12,097      18,279

STOCKHOLDERS' EQUITY
Common stock                                                      72          72
Additional paid-in capital                                   160,735     160,735
Accumulated deficit                                         (130,615)   (132,090)
Cumulative translation adjustments                              (298)       (382)
                                                           ---------    --------
Total Stockholders' Equity                                    29,894      28,335
                                                           ---------    --------

Total Liabilities and Stockholders' Equity                   $41,991     $46,614
                                                           =========    ========



                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


($ In Thousands)
                                   Three Months Ended       Six Months Ended
                                        June 30                  June 30
                                   1999           1998      1999      1998
                                   __________________________________________

REVENUES:
Oil and gas sales                  $2,691         $1,709    $4,560    $3,468
Energy marketing revenues           2,333          1,974     9,950     4,376
Facilities operations and
maintenance                         1,042          1,110     2,113     2,076
Electric cogeneration                 477            479       784       786
                                   ------         ------    ------    ------
Total Revenues                      6,543          5,272    17,407    10,706

OPERATING EXPENSES:
Oil and gas production              1,261            676     1,930     1,363
Energy marketing costs              2,298          1,947     9,742     4,409
Facilities, operations maintenance
costs                                 688            703     1,490     1,426
Electric cogeneration                 374            324       773       785
Depreciation, depletion and
amortization                          823            530     1,346     1,038
Exploration and other oil and
gas expense                           394            111       638       183
Selling, general and administrative
expense                             1,048            657     2,227     1,191
                                   ------         ------    ------    ------
Total Operating Expenses            6,886          4,948    18,146    10,395

OPERATING PROFIT (LOSS)              (343)           324      (739)      311

OTHER INCOME (EXPENSE):
Interest expense                     (125)        (1,893)     (251)   (3,765)
Equity in net earning of
affiliated company                  1,544          1,465     1,963     2,326
Reorganization items                  (20)         1,536       (71)    3,301
Other income (expense), net           351            229       573       497
                                   ------         ------    ------    ------
Total Other Income (expense)        1,750          1,337     2,214     2,359
                                   ------         ------    ------    ------

NET INCOME                          1,407          1,661     1,475     2,670

OTHER COMPREHENSIVE INCOME
Foreign currency translation
adjustments                            15              0        84         0
                                   ------         ------    ------    ------
COMPREHENSIVE INCOME               $1,422         $1,661    $1,559    $2,670
                                   ======         ======    ======    ======
Basic earnings per share           $  .19         $  .56    $  .20    $  .91



                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

($ in Thousands)

                                                       1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              1,475          2,670
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation, depletion and amortization                1,346          1,038
Equity in investee earnings                            (1,963)        (2,326)
Gain on sale of property                                  (80)             0
Changes in assets and liabilities:
     Accounts Receivable                                3,057          5,141
     Other current assets                                (385)            91
     Accounts payable and accrued liabilities          (9,032)         1,940
     Other                                                 81           (146)
                                                       -------        -------
Net Cash provided by (used for) operating
activities                                             (5,501)         8,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property, plant and equipment                     515              0
(Increase) in restricted cash                            (675)           (58)
Additions to property, plant and equipment             (3,795)        (3,119)
Cash received from investee                               600              0
(Increase) decrease in other assets                        50             46
                                                       -------        -------
Net cash used for investing activities                 (3,305)        (3,131)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt                                      2,850            600
                                                       -------        -------
Net cash provided by financing
activities                                              2,850            600
                                                       -------        -------

INCREASE (DECREASE) IN CASH                            (5,956)         5,877

CASH AND EQUIVALENTS at beginning of period            16,018        154,065
                                                       -------       --------
CASH AND EQUIVALENTS at end of period                  10,062        159,942
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

SALE OF ALL OR PART OF THE COMPANY

     The Company previously announced that it had appointed CIBC Oppenheimer as the Company's financial advisor. CIBC Oppenheimer has been retained to assist the Company in defining strategic and financial alternatives relating to the Company's operations.

     CIBC Oppenheimer has developed an analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies and has recommended to the Board of Directors that the Company's operations be sold or merged with one or more other companies. CIBC Oppenheimer has solicited bids from interested parties and is assisting in the evaluations of those bids. All assets of the Company are thus considered to be held for sale and will be operated until a sale is consummated.

     On June 29, 1999, the Company sold its interest in the Kyocera project to the project thermal host and electricity purchaser. Kyocera America Inc. for $515,000. The project was a 3.2 MW cogeneration facility originally constructed in 1989 at a cost of approximately $7,200,000. Since its construction the Kyocera project has been reduced in value through depreciation and impairment charges to a value of approximately $435,000. At the time of sale an $80,000 gain was recorded.

     On August 12, 1999 the Company announced that it has entered into a Stock Purchase Agreement with CEC Resources, Ltd. for the sale of all of the outstanding shares of Bonneville Pacific's wholly-owned subsidiary, Bonneville Fuels Corporation (BFC). BFC is the Company's oil and gas subsidiary. The Stock Purchase Agreement provides that if the transaction is completed, the purchase price of approximately $24,000,000 will be payable in cash at closing. The proposed sale of the shares of BFC is subject to certain adjustments and various conditions which may include, the approval of the stockholders of the Company. Although management believes that the sale transaction will be completed, there can be no assurance that the sale transaction will be closed.

SEGMENT INFORMATION:

     The Company has identified the following segments: BFC, BNC and BPS. BFC is primarily engaged in oil and gas production, exploration and energy marketing. BNC owns a 50% interest in Nevada Cogeneration Associates #1 (NCA#1), a company engaged in cogeneration activities. BPS is primarily engaged in providing operational and maintenance services to cogeneration plants and is currently responsible for the Companies development work in Mexico. BPS also has an interest in an additional cogeneration facility in the start-up phase in Mexico.

     The accounting policies of the segments are the same as those described in the summary of significant account policies in the Company's Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before reorganization items and income taxes.


($ in Thousands)

                              BFC            BNC           BPS        *BPC      Total

June 30, 1999
Revenues from external
customers                     $ 14,510       $      -      $ 2,113   $   784   $ 17,407
Interest income from
non-reorganization items            48             58           38        95        239
Interest expense                   251              -            -         -        251
Operating expense               13,365              -        1,490       730     15,585
Selling, general and
administrative                     822             11          485       909      2,227
Equity in investee earnings          -          1,963            -         -      1,963
Segment profits (loss) before
reorganization items               120          2,010          176      (760)     1,546
Segment assets                $ 20,924      $  12,683     $  5,665  $  2,719   $ 41,991

June 30, 1998
Revenues from external
customers                     $  7,844      $       -     $  2,076  $    786   $ 10,706
Interest income from
non-reorganization items            29             15           52                   96
Interest expense                    85                                 3,680      3,765
Operating expense                6,726                       1,434       642      8,802
Selling, general and
administrative                     466             26          215       484      1,191
Equity in investee earnings                     2,326                             2,326
Segment profits (loss) before
reorganization items               596          2,315          479    (4,020)      (630)
Segment assets                $ 16,642      $   9,712     $  4,827  $159,751   $190,932

*Contains the operating results of the Kyocera Project sold on June 29, 1999.


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


     These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-Q. These forward-looking statements represent the Company's judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.


General

     On December 5, 1991, BPC filed a voluntary petition for relief under Chapter 11 of Title 11 of the Federal Bankruptcy Code. From December 5, 1991 until November 2, 1998, BPC operated under the jurisdiction of the United States Bankruptcy Court. The discussion that follows, of necessity, compares a period during bankruptcy, the first six months of 1998 and the second quarter of 1998, to non-bankruptcy periods, the first six months of 1999 and the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL COMMITMENTS

     The Company's current cash balance is primarily used to fund daily operations, to complete the development of oil and gas properties, and complete the CONAV project located in Mexico. No new power projects or major oil and gas development activities are scheduled until the conclusion of the sales process discussed in the footnote to the financial statements. During the first six months of 1999 approximately $3,500,000 in oil and gas exploration and development expenditures were capitalized, approximately $1,300,000 of that amount was capitalized during the second quarter of 1999. This compares to $2,300,000 in oil and gas expenditures being capitalized in the first six months of 1998. Approximately $180,000 has been capitalized in 1999 as part of the CONAV project.

     Funding for the Company's working capital obligations was provided by internally generated cash flow and bank debt. The Company's primary capital resources are net cash provided by operating activities, the sale of Kyocera, and dividends from the NCA#1 partnership and proceeds from financing activities. The Company expects that these resources will be sufficient to fund its remaining capital commitments.

OPERATING ACTIVITIES

     Net cash used by operating activities was $5,501,000 during the six months ended June 30, 1999, as compared to net cash provided by operating activities of $8,408,000 for the same period in 1998. The decrease was primarily due to the payment of $3,714,000 of professional fees and an escrow liability of $2,298,000 accrued in 1998 and paid in the first quarter of 1999. The 1998 amount primarily reflected proceeds from claims settlements.

FINANCING ACTIVITIES

     The oil and gas exploration and development was funded from internally generated cash flows and additional bank debt of $2,850,000. BFC had an outstanding balance under its credit facilities of $8,700,000 at June 30, 1999, plus an additional $2,500,000 of outstanding letters of credit securing hedge positions, leaving approximately $6,900,000 of additional unused borrowing capacity available.

RESULTS OF OPERATIONS

First Six Months of 1999 as compared to the First Six Months of 1998

     The Company reported net income of $1,475,000 for the first six months of 1999 compared to $2,670,000 for the first six months of 1998. Bankruptcy items are as follows:


($ in Thousands)
                                        Six Months Ended
                                   06/30/99       06/30/98       Difference
                                   ----------------------------------------
Interest Expense                        -          ($3,680)         $3,680
Interest Income                         -            3,998          (3,998)
Professional Fees                    ($73)            (617)            544
Other                                   2              (80)             82
                                   --------        --------        --------
                                      (71)            (379)            308


NEVADA COGENERATION ASSOCIATE #1 (NCA#1)

     NCA#1 results are not consolidated as the Company is not a majority owner of NCA#1, but the Company's portion of operating profit is reflected as accrued equity earnings. The Company's 50% portion of NCA#1's operating profit totaled $1,963,000 for the first six months of 1999 compared to $2,326,000 for the same period in 1998. The $363,000 decrease in the Company's share of profits was primarily due to the expenses associated with the scheduled installation of selective catalytic reduction equipment during the first quarter and the corresponding increase in maintenance costs during that period. Maintenance costs were $654,000 higher in 1999, fuel costs and other operating costs were also higher.

KYOCERA PROJECT

     The Kyocera Project was sold in June of 1999, recording an $80,000 gain, but operating losses for the first six months of 1999 totaled $28,000 compared to a loss of $44,000 for the first six months of 1998. The loss reduction was the result of reduced fuel, parts and licensing costs.

COGENERATION PROJECT DEVELOPMENT

     The CONAV project is still in start-up, primarily waiting for the installation of water treatment equipment and customers written acceptance of a proposal to complete the project by CONAV. The project is still scheduled to be completed in 1999.

OPERATING AND MAINTENANCE OPERATIONS

     The Company's operating and maintenance group increased revenues by $37,000 to $2,113,000 in the first six months of 1999 compared to $2,076,000 in the same period of 1998. The operating and maintenance group's expenses increased by $64,000 to $1,490,000.

OIL AND GAS OPERATIONS AND ENERGY MARKETING

     As mentioned in the footnote to the financial statements the Company announced on August 12, 1999 the agreement to sell its oil and gas subsidiary, Bonneville Fuels and its related subsidiaries for approximately $24,000,000. The transaction is scheduled to be completed or early fourth quarter 1999.

     Oil and gas production revenue increased $1,092,000 or 31.5% to $4,560,000 in the six months ended June 30, 1999 compared to $3,468,000 in the six months ended June 30, 1998. Natural gas volumes produced in the first six months of 1999 increased 514,000 mcf or 31.9% to 2,121,000 mcf from 1,607,000 mcf in the six months ended June 30, 1998. Oil volumes produced decreased 3,500 bbls or 9.4% to 33,700 bbls in the six months ended June 30, 1999 from 37,200 bbls in the six months ended June 30, 1998. The average realized price received for oil production declined 6.4% to $13.33 per bbls in the first six months of 1999 from $14.25 per bbls in the first six months of 1998. The average realized price received for gas production increased 10.2% to $1.94 per mcf in the first six months of 1999 from $1.76 per mcf in the first six months of 1998. Prices received for gas production are net of hedging gains and/or losses in the respective periods.

     The increases in natural gas production resulted from successful drilling and recompletion activities in various basins, particularly in western Kansas and in the Permian Basin of New Mexico. Some of these increases were partially offset by production declines on previously existing properties.

Oil and Gas Production Cost

     Oil and gas production cost consists of lease operating expense and production/severance taxes. Total production costs increased 41.6% in the first six months of 1999 to $1,930,000 from $1,363,000 in the first six months of 1998. Total production costs per mcf equivalent MCFE decreased 7.0% to $.79 per MCFE in the first six months of 1999 from $.85 per MCFE in the first six months of 1998 excluding the well connection fees as described herein. The primary reason for the overall increase was the accrual of well connect fees in the amount of $250,000. The fees are a result of a 1997 agreement which contained a contingency clause whereby certain cost would need to be reimbursed to the party providing the well connectioons if various production levels were not attained. Those levels will not be attained.

Gas Marketing

     Gas marketing revenue increased 127.5% in the first six months of 1999 to $9,950,000 from $4,376,000 in the first six months of 1998. Gas marketing related expenses increased 120.9% to $9,742,000 in the first six months of 1999 from $4,409,000 in the first six months of 1998. The Company entered into a management contract which includes the first quarter of 1999 for the purchase and sale of a high volume of natural gas. The contract was not in place in the first quarter of 1998, and was terminated on April 30, 1999.

Depreciation, Depletion, Amortization and Impairment

     Depreciation, depletion, amortization (DD & A) expense increased 27.5% in the first six months of 1999 to $1,213,000 from $951,000 in the first six month of 1998. DD & A per MCFE of gas produced decreased 3.4% to $.57 per MCFE in the six months ended June 30, 1999 compared to over $.59 per MCFE in the six months ended June 30, 1998.

     An impairment loss was taken in the first six months of 1999 in the amount of $60,000. It was related to a property in Oklahoma which was drilled in 1998. There were no impairment allowances taken in the six months ended June 30, 1998.

Exploration Expense

     Exploration expense primarily includes unsuccessful drilling cost, and Geological and Geophysical (G & G) costs. Exploration expense increased in the six months ended June 30, 1999 248.6% to $638,000 from $183,000 in the six months ended June 30, 1998. The Company expensed unsuccessful drilling in the amount of $199,000 in the first six months of 1999. The Company expensed unsuccessful drilling in the amount of $25,000 in the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses were $1,036,000 higher in the first six months of 1999 than in the first six months of 1998. This large increase was due primarily to staff increases initiated in mid-1998 to support development activities as the Company exited bankruptcy as well as increased professional fees in support of the sales process.

Second Quarter of 1999 as compared to the Second Quarter of 1998

     The Company for the second quarter of 1999 reported net income of $1,407,000 compared to $1,661,000 for the second quarter of 1998. Items relating to the Bankruptcy were as follows:


($ in   Thousands)
                                   2nd Quarter    2nd Quarter
                                   1999           1998           Difference
                                   ----------------------------------------
Interest Expense                        -         ($1,869)       $1,869
Interest Income                         -           2,006        (2,006)
Professional Fees                    ($22)           (390)          368
Other                                   2             (80)           82
                                   -------        --------       -------
                                     ( 20)           (333)          313

NEVADA COGENERATION ASSOCIATES #1 (NCA#1)

     The Company's 50% portion of NCA#1's operating profit was $79,000 higher in the second quarter of 1999 than in the second quarter of 1998. This was primarily due to a $703,000 increase in revenues while expenses only increased by $544,000 between the two periods.

KYOCERA PROJECT

     Kyocera operating expenses increased by $50,000 from the second quarter of 1998 to the second quarter of 1999 while revenues decreased $2,000. The expense increases were primarily related to higher maintenance and fuel costs in the second quarter of 1999.

OPERATING AND MAINTENANCE OPERATIONS

     Revenues were $68,000 lower in the second quarter of 1999 than in the second quarter of 1998, while expenses declined by $15,000, primarily the result of decreased payroll and travel costs.

OIL AND GAS OPERATIONS AND ENERGY MARKETING

     Oil and gas production revenue increased $982,000 or 57.5% to $2,691,000 in second quarter of 1999 compared to $1,709,000 in the second quarter of 1998. Natural gas volumes produced increased 447,000 mcf or 56.9% to 1,232,000 mcf from 785,000 mcf in the second quarter of 1998. Oil volumes increased 1,000 bbls or 5.3% to 18,900 bbls from 17,900 bbls in the second quarter of 1998. The average realized price received for oil production increased 18.4% to $15.91 per bbls from $13.43 per bbls in the second quarter of 1998. The average realized price received for gas production decreased 2.5% to $1.92 from $1.97 per mcf in the second quarter of 1998. Prices received for gas production are net of hedging gains and or/losses.

     Oil and gas production cost consists of lease operating expense and production/severance taxes. Total production cost increased 86.3% in the second quarter of 1999 to $1,260,000 from $676,000 in the second quarter of 1998. Total production cost per mcf equivalent (MCFE) increased 2.3% to $.75 per MCFE from $.73 per MCFE in the second quarter of 1998, excluding the well connect fees as described herein. The primary reason for the overall increase was the accrual of well connect fees in the amount of $250,000. The fees are a result of a 1997 agreement which contained a contingency clause whereby certain costs would need to be reimbursed to the party providing the well connections if various production levels were not attained. Those levels will not be attained.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense increased by $391,000 to $1,048,000 in the second quarter of 1999 compared to the same period in 1998. The increase was due to an increase in payroll and related expenses of rent, payroll taxes and office expense as the company geared up into late 1998 for an increase capital development program. Also professional costs were higher in support of selling all or part of the Company and its assets.

YEAR 2000

     The Company has reviewed Y2K compliance issues and upgrades have been made to systems and software that are warranted by the vendor to be Y2K compatible. The Company's Y2K compliance effort is ongoing and BPC, BFC, BPS and NCA#1 are also monitoring non-information technology exposure elements, i.e. card key systems, embedded chips, etc. The project is on schedule and expected to be completed by the end of September 1999.

     The Company has communicated with certain key vendors and has determined that all are making progress toward their respective Y2K compliance.

     The Company is aware of the issues associated with the "Y2K" problem both in program codes and in hardware systems. The Company has taken and continues to take steps to assure that disruption from the problem with internal software and third party hardware and software vendors will not adversely affect operations. The Company believes that any potential problems that may arise will be with third party vendors such as gas marketers, field service providers, and product purchasers. In all cases the Company represents a minute portion of those vendors business and has no influence on those vendors Y2K compliance. Although there can be no assurance that all Y2K issues will be resolved and that there will not be any significant impact on the Company from these issues, it is not expected that significant detrimental effects will occur.

     The financial institutions with which the Company has its material relationships have each represented to the Company that their respective Y2K compliance programs are underway with final testing to be completed in the first half of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities. This pronoucement was delayed by SFAS #137 and will now be will be effective for fiscal years beginning after June 15, 2000. Earlier application is encouraged, however, the Company does not anticipate adopting SFAS #133 until the fiscal year beginning January 1, 2001. SFAS #133 requires that entities recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of SFAS #133 will have a material impact on assets, liabilities, or equity. The Company has not yet determined the impact of SFAS #133 on the statement of operations, or the impact on the comprehensive statement of operations.

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

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

     NCA#1 has been in negotiations with the United States Environmental Protection Agency (the "EPA") regarding emissions from its gas turbine engines. Subsequent to December 31, 1998, the EPA filed a lawsuit in the United States District Court of Nevada against NCA#1, BNC and TCCCC seeking damages of $25,000 per day from an unspecified point in time and requiring the installation of additional emission control equipment. (United States of America v. Nevada Cogeneration Associates #1, et al, No. CV-S-99-00107 PMP). A consent decree prepared by the U.S. Department of Justice that resolves the above mentioned lawsuit and requires NCA#1 to pay a $100,000 fine and install additional emission control equipment has been signed by all parties and was lodged with the United States District Court of Nevada on June 29, 1999. As a condition of settlement with the EPA, NCA#1 installed Selective Catalytic Reduction Equipment ("SCR's") during the first quarter of 1999 scheduled maintenance outage. The cost of purchasing and installing the equipment and the proposed fine has been accrued by NCA#1 and the necessary funds are being held in a control account. NCA#1 believes that it will have no additional liability for the violations alleged in the above mentioned lawsuit after the consent decree has been entered by the court.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None

Item 6. Reports on Form 8-K.  None.

Item 6a Exhibit-27 - Financial Data Schedule - see page 13.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1999                      BONNEVILLE PACIFIC CORPORATION
                                            (Registrant)


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