Form 10-Q
period 1999-09-30
BONNEVILLE PACIFIC CORP
filed 1999-11-15
CIK 795182

===============================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) of the
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999


                        Commission File number 0-14846

                         BONNEVILLE PACIFIC CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                            87-0363215
            ----------                          ------------
     (State or other jurisdiction          (I.R.S. employer identification No.)
      of incorporation or organization)

             50 West 300 South, Suite 300, Salt Lake City, UT 84101
          ------------------------------------------------------------
                   (Address of principal executive offices)

         Registrant's telephone no., including area code (801) 363-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( x ) No ( )

     Common Stock Outstanding at November 12, 1999 - 7,275,390 shares of $.01 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                    FORM 10-Q

                       FINANCIAL STATEMENTS AND SCHEDULES
                 BONNEVILLE PACIFIC CORPORATION AND SUBSIDIARIES


                    For Nine Months Ended September 30, 1999

   The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                           PART I - FINANCIAL INFORMATION
                                                                                      Page of
                                                                                      Form 10-Q
Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheet--December 31, 1998
              and September 30, 1999......................................................3
          Condensed Consolidated Statements of Operations and Comprehensive Income
              for Nine Months and Three Months Ended September 30, 1999 and 1998..........4
          Condensed Consolidated Statements of Cash Flows - for the Nine Months
              Ended September 30, 1999 and 1998...........................................5
          Notes to Condensed Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations....................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................14



                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...............................................................14

Item 2.  Changes in Securities and Use of Proceeds.......................................15

Item 3.  Defaults Upon Senior Securities.................................................15

Item 4.  Submission of Matters to a Vote of Security Holders.............................15

Item 5.  Other Information...............................................................15

Item 6   Reports on Form 8-K.............................................................15

Item 6(a)Exhibit 99......................................................................15

Signatures...............................................................................16


                        BONNEVILLE PACIFIC CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               (1999 Unaudited)
($ in Thousands)


                                                    30 Sep            31 Dec
                                                     1999              1998
                                                  __________        __________
ASSETS


CURRENT ASSETS
    Cash and cash equivalents                      $14,109           $13,276
    Accounts Receivable                                662             1,275
    Other current assets                               371                90
                                                  __________        __________

    Total Current Assets                            15,142            14,641

PROPERTY, PLANT AND EQUIPMENT, at cost
    Property, plant and equipment                    2,416             9,593
    Accumulated depreciation, depletion,
     amortization and impairment                    (1,560)           (8,100)
                                                  __________        __________

    Total Property, Plant and Equipment                856             1,493

INVESTMENTS AND OTHER ASSETS:
    Investments in affiliated companies             10,745             7,584
    Discontinued operations - net (BFC)             10,022             9,397

    Other assets                                         2                 2
                                                  __________        __________

    Total Investments and Other Assets              20,769            16,983
                                                  __________        __________

    Total Assets                                   $36,767           $33,117
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities        $4,664             4,782
    Other current liabilities                           70                 0
                                                  __________        __________

    Total Current Liabilities                        4,734             4,782

LONG-TERM LIABILITIES:                                   0                 0
                                                  __________        __________

    Total Liabilities                                4,734             4,782

STOCKHOLDERS' EQUITY
    Common stock                                        73                72
    Additional paid-in stock                       160,975           160,735
    Accumulated deficit                           (128,749)         (132,090)
    Cumulative translations adjustment                (266)             (382)
                                                  __________        __________

    Total Stockholders' Equity                      32,033            28,335
                                                  __________        __________

    Total Liabilities and Stockholders' Equity     $36,767           $33,117
                                                  ==========        ==========

                        BONNEVILLE PACIFIC CORPORATION
                               AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (Unaudited)


                                       Three Months Ended         Nine Months Ended
($ in Thousands)                             SEP 30                     SEP 30
                                       1999         1998          1999         1998
                                   --------------------------------------------------
REVENUES
Facilities, operations and           $1,135       $1,139        $3,247        $3,215
   Maintenance
Electric cogeneration                     0          537           784         1,323
                                   --------------------------------------------------

Total Revenues                        1,135        1,676         4,031         4,538

OPERATING EXPENSES
Facilities, operations and              741          699         2,231         2,125
 Maintenance costs
Electric cogeneration                     1          364           774         1,149
Depreciation, depletion,                310           43           382           130
 Amortization and impairment
Selling, general and administrative     737          387         2,142         1,111
                                   --------------------------------------------------
 Expense

Total Operating Expense               1,789        1,493         5,529         4,515
                                   --------------------------------------------------

OPERATING PROFIT (Loss)                (654)         183        (1,498)           23

Other Income (expense)
Interest expense                          0       (1,889)            0        (5,569)
Equity in net earnings of
 affiliated Company                   1,798        2,119         3,761         4,445

Reorganization items                    (22)       1,232           (93)        4,533
Other income (expense) net              181           37           488           324
                                   --------------------------------------------------

Total other income (expense)          1,957        1,499         4,156         3,733
                                   --------------------------------------------------

INCOME FROM CONTINUING
OPERATIONS                            1,303        1,682         2,658         3,756

INCOME FROM DISCONTINUED
OPERATIONS                              563          (61)          683           535
                                   --------------------------------------------------

NET INCOME                            1,866        1,621         3,341         4,291

OTHER COMPREHENSIVE INCOME
Foreign currency translation             32         (145)          116          (145)
                                   --------------------------------------------------
 Adjustments
Comprehensive Income                 $1,898       $1,476        $3,457        $4,146
                                   ==================================================

Basic and diluted earnings per share
    Continuing operations              $.19         $.58          $.37         $1.29
    Discontinuing operations            .08         (.02)          .09           .18
                                   --------------------------------------------------

    Total earnings per share           $.26         $.56          $.46         $1.47
                                   ==================================================


                        BONNEVILLE PACIFIC CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)


($ in Thousands)

                                                                         1999                     1998
                                                            --------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income From Continuing Operations                                      $2,658                   $3,756
Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
   Depreciation, depletion, amortization and impairment                   382                      130
   Equity in investee earnings                                         (3,761)                  (4,445)

   Gain on sale of property                                              (122)                       0
Changes in assets and liabilities:

    Accounts receivable                                                   613                    5,397
    Other current assets                                                   75                     (478)
    Accounts payable and accrued liabilities                           (4,675)                   4,268
    Other                                                                 169                     (310)
                                                            --------------------------------------------------


    Net cash provided by (used for) continuing                         (4,661)                   8,318
    operating activities

Income from Discontinued Operations                                       683                      535
(Increase) Decrease in Net Assets                                        (191)                   2,437
                                                            --------------------------------------------------

Net cash provided by Discontinued Operations                              492                    2,972
                                                            --------------------------------------------------

Cash provided by (used for) Operating Activitie                        (4,169)                  11,290

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of property, plant and equipment                                 607                       0
    Increase in restricted cash - BFC                                  (1,227)                   (385)
    Additions to property, plant and equipment                           (185)                   (929)
    Additions to oil and gas properties - BFC                          (4,691)                 (3,687)
    Cash received from investee                                           600                   1,850
    Deposit received from sale of BFC and Compamy                       4,200                       0
    Decrease in other assets                                               70                       0
                                                            --------------------------------------------------

    Net cash used for investing activities                               (626)                 (3,151)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from option exercise                                         240                       0

    Proceeds from debt                                                  2,950                   1,300
                                                            --------------------------------------------------


    Net cash provided by (used for) financing activities                3,190                   1,300
                                                            --------------------------------------------------

INCREASE (DECREASE) IN CASH                                            (1,605)                  9,439


CASH AND EQUIVALENTS at beginning of period                            16,018                 154,065
                                                            --------------------------------------------------

CASH AND EQUIVALENTS at end of period                                 $14,413                $163,504
                                                            ==================================================


                         BONNEVILLE PACIFIC CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Bonneville Pacific Corporation ("BPC") and its wholly-owned subsidiaries, Bonneville Nevada Corporation ("BNC"), Bonneville Fuels Corporation ("BFC") and Bonneville Pacific Services Company, Inc ("BPS"). All significant intercompany balances and transactions have been eliminated in consolidation. BFC is reported under "Discontinued Operations".

The financial statements have been prepared without audit in accordance with generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 condensed consolidated financial statements were derived from the audited balance sheets of the Company. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10K of Bonneville Pacific Corporation for the year ended December 31, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

SALE OF THE COMPANY

The Company previously announced that it had appointed CIBC World Markets as the Company's financial advisor. CIBC World Markets was retained to assist the Company in defining strategic and financial alternatives relating to the Company's operations.

CIBC World Markets developed an analysis of the Company's operations and potential valuations of the Company under a variety of alternative strategies and has recommended to the Board of Directors that the Company's operations be sold or merged with one or more other companies. CIBC World Markets solicited bids from interested parties and assisted in the evaluation of those bids. All assets of the Company are thus considered to be held for sale and will be operated until a sale is consummated.

On August 12, 1999 the Company announced that it had entered into a Stock Purchase Agreement with CEC Resources, Ltd. ("CEC Resources") for the sale of all of the outstanding shares of Bonneville Pacific's wholly owned subsidiary, Bonneville Fuels Corporation, the Company's oil and gas subsidiary. The Company closed the Stock Purchase Agreement with CEC Resources on October 29, 1999. CEC Resources had previously assigned their rights under the Agreement to Carbon Energy Corporation who acquired 100% of the stock of Bonneville Fuels Corporation for a final adjusted purchase price of $23,580,696. The Company no longer owns any stock of or has any ownership interest in Bonneville Fuels
Corporation. Thus, on the financial statement presented herein, the assets, liabilities and income are reflected under the caption "Discontinued Operations".

On September 20, 1999, the Company announced that they have entered into an Agreement and Plan of Merger whereby El Paso Energy Corporation will acquire all outstanding shares of the Company. The transaction, valued at approximately $63 million, subject to certain adjustments, plus the value to be realized by the shareholders of the Company as a result of the Company's sale of Bonneville Fuels Corporation, is expected to close early in the first quarter of 2000, subject to approval by the Company's stockholders and appurtenant regulatory authorities.

The principal business segments of the Company being acquired by El Paso are a 50% interest, through Bonneville Nevada Corporation, in Nevada Cogeneration Associates#1 (NCA#1 or Garnet Valley), and Bonneville Pacific Services, a wholly-owned subsidiary, which provides operations and maintenance services under long-term contracts to the Garnet Valley and Black Mountain cogeneration facilities in the Las Vegas, Nevada area and is responsible for the Company's development activities in Mexico.

SEGMENT INFORMATION

The Company has identified the following segments: BFC, BNC and BPS. BFC is primarily engaged in oil and gas production, exploration and energy marketing. BNC owns a 50% interest in a company engaged in cogeneration activities. BPS is primarily engaged in providing operational and maintenance services to cogeneration plants and is currently responsible for the Company's development work in Mexico. BPS also has an interest in an additional cogeneration facility in Mexico.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before reorganization items and income taxes.




---------------------------------------------------------------------------------------------------------
($ in Thousands)
---------------------------------------------------------------------------------------------------------
                                                           *BFC          BNC         BPS         BPC
---------------------------------------------------------------------------------------------------------
September 30, 1999
---------------------
Revenues from external customers                          $17,790         $0        $3,247       $784
Interest income from non-reorganization items                  72        101            60        158
Interest expense                                              418          0             0          0
Operating expenses                                         15,776          0         2,227        991
Selling, general and administrative                           985         15           752      1,376
Equity in investee earnings                                     0      3,761             0          0
Segment profits (loss) before reorganization items            683      3,847           328     (1,425)
Segment assets                                            $21,627    $14,523        $3,524     $8,697
---------------------------------------------------------------------------------------------------------
September 30, 1998
---------------------
Revenues from external customers                          $12,343         $0        $3,215     $1,323
Interest income from non-reorganization items                  38         23            74          0
Interest expense                                              143          0             0      5,570
Operating expenses                                         10,979          0         2,137      1,040
Selling, General and administrative                           724         30           384        697
Equity in investee earnings                                     0      4,445             0          0
Segment profits (loss) before reorganization items            535      4,438           768     (5,985)
Segment assets                                            $18,726     $9,986        $4,420   $163,225
---------------------------------------------------------------------------------------------------------
*Discontinued Operations


ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements and Risks

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of this Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in Mexico; the ability of the Company to penetrate new retail natural gas and electricity markets in the United States and Mexico; the timing and extent of deregulation of energy markets in the United States and in Mexico; other regulatory developments in the United States and Mexico, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the timing and success of the Company's efforts to develop new projects; the divestiture of the Company's interest in the projects in Mexico, the Company's success in implementing its Year 2000 Plan, and the Year 2000 readiness of outside entities; and the Company's ability to access the capital markets and equity markets during the periods covered by the forward looking statements, which will depend on general market conditions and the Company's ability to maintain or increase long-term debt facilities.

These forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this form 10-Q. These forward-looking statements represent the Company's judgment as of the date of this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

General

On December 5, 1991, BPC filed a voluntary petition for relief under Chapter 11 of Title 11 of the Federal Bankruptcy Code. From December 5, 1991 until November 2, 1998, BPC operated under the jurisdiction of the United States Bankruptcy Court. The discussion that follows, of necessity compares a period during bankruptcy, the first three quarters of 1998, to a non-bankruptcy period, the first three quarters of 1999.

As discussed in more detail in the Notes to Condensed Consolidated Financial Statements Section of this 10Q, the Company closed .the Stock Purchase Agreement with CEC Resources on October 29, 1999. for a final adjusted purchase price of $23,580,696. The Company no longer owns any stock of or has any ownership interest in Bonneville Fuels Corporation.

On September 20, 1999, the Company announced that they have entered into an Agreement and Plan of Merger whereby El Paso Energy Corporation will acquire all outstanding shares of the Company. The transaction, valued at approximately $63 million, subject to certain adjustments, plus the value to be realized by the shareholders of the Company as a result of the Company's sale of Bonneville Fuels Corporation, is expected to close early in the first quarter of 2000, subject to approval by the Company's stockholders and appurtenant regulatory authorities.

Liquidity and Capital Resources
Capital Commitments

The Company's current cash balance is primarily used to fund daily operations. No new power projects or other development activities are scheduled pending the conclusion of the sales process discussed in the footnote to the financial statements. During the first nine months of 1999 approximately $4,700,000 in oil and gas exploration and development expenditures were capitalized, approximately $900,000 of that amount was capitalized during the third quarter of 1999. This compares to $3,700,000 in oil and gas expenditures capitalized in the first nine months of 1998.

Funding for the Company's working capital obligations was provided by internally generated cash flow and bank debt. The Company's primary capital resources are net cash provided by operating activities, $4,200,000 in deposits from purchasers of BFC and the Company, the sale of Kyocera, and dividends from the NCA#1 partnership and proceeds from financing activities. The Company expects that these resources will be sufficient to fund its remaining capital commitments.

Operating Activities

Net cash used by operating activities was $4,169,000 during the nine months ended September 30, 1999, as compared to net cash provided by operating activities of $11,290,000 for the same period in 1998. The decrease was primarily due to the payment of $3,714,000 of professional fees and a $2,298,000 escrow liability accrued in 1998 and paid in the first quarter of 1999. The 1998 amount primarily reflected proceeds from claims settlements.

Financing Activities

The oil and gas exploration and development was funded from internally generated cash flows and additional bank debt of $2,950,000. BFC had an outstanding balance under its credit facilities of $8,800,000 at September 30, 1999.

Results of Operations

First Nine Months of 1999 as compared to the First Nine Months of 1998

The Company reported net income of $3,341,000 for the first nine months of 1999 compared to $4,291,000 for the first nine months of 1998. Bankruptcy items are as follows:

($ in Thousands)

                      Nine Months Ended    Nine Months Ended
                          09/30/99             09/30/98          Difference
                    -----------------------------------------------------------

Interest Expense             -                 $(5,713)            $5,713
Interest Income              -                   6,205             (6,205)
Professional Fees          $(95)                (1,523)             1,428
Other                         2                   (149)               151
                    -----------------------------------------------------------

Total                      $(93)               $(1,180)            $1,087

Nevada Cogeneration Associates #1 (NCA#1)

NCA#1 results are not consolidated as the Company is not a majority owner of NCA#1, but the Company's portion of operating profit is reflected as accrued equity earnings. The Company's 50% portion of NCA#1's operating profit totaled $3,761,000 for the first nine months of 1999 compared to $4,445,000 for the same period in 1998. The $684,000 decrease in the Company's share of profits was partially due to the expenses associated with the scheduled installation of selective catalytic reduction equipment during the first quarter.

Additionally, on August 7, 1999, NCA#1 experienced a failure of one of the three gas turbines operating at the facility. Damage extended to both the power turbine and gas generator. A replacement power turbine and gas generator failed approximately eight days later damaging the power turbine. Because of the earlier failure, there was not a spare turbine or gas generator on site and the facility operated at reduced capacity on two turbines. This situation continued for six days until the project's spare gas generator, previously sent for repair, could be returned and a replacement power turbine could be obtained and installed. These failures resulted in repair/replacement costs to the partnership of approximately $2,500,000 and a loss of revenue for downtime of an additional $308,000. It appears that insurance proceeds will cover all of the repair/replacement costs except for a $130,000 deductible. The lost revenue is not insured. It is expected that $970,000 in insurance proceeds will be received before year end with the balance being received in the first quarter of 2000. NCA#1 has accrued the $970,000 and will recognize additional proceeds when received.

Kyocera Project

The Kyocera Project was sold in June of 1999, recording an $80,000 gain, offsetting operating losses of $28,000 incurred prior to sale.

Cogeneration Project Development

The CONAV project is still in start-up, primarily waiting for the installation of water treatment equipment and customers written acceptance of a proposal to complete the project by CONAV. The Company is currently negotiating the sale of the project. It is anticipated that the project will be sold prior to the consummation of the merger with El Paso Energy.

Operating and Maintenance Operations

The Company's operating and maintenance group increased revenues by $32,000 to $3,247,000 in the first nine months of 1999 compared to $3,215,000 in the same period of 1998. The operating and maintenance group's expenses increased by $106,000 to $2,231,000.

Oil and Gas Operations and Energy Marketing (Discontinued Operations)

As mentioned in the footnote to the financial statements, the Company completed the sale of its oil and gas subsidiary, Bonneville Fuels Corporation and its related subsidiaries on October 29, 1999 for $23,580,696. Therefore, the net assets and operations of BFC are reflected in the caption of "Discontinued Operations" on the financial statement.

Oil and Gas Production Operations (Discontinued Operations)

Oil and gas production revenue increased $1,546,000 or 29.8% to $6,731,000 in the nine months ended September 30, 1999 compared to $5,185,000 in the nine months ended September 30, 1998. Natural gas volumes produced in the first nine months of 1999 increased 647,895 mcf or 26.2% to 3,120,145 mcf from 2,472,250 mcf in the nine months ended September 30, 1998. Oil volumes produced increased 213 bbls or

0.4% to 47,904 bbls in the nine months ended September 30, 1999 from 47,691 bbls in the nine months ended September 30, 1998. The average realized price received for oil production increased 17.1% to $16.12 per bbl in the first nine months of 1999 from $13.77 per bbl in the first nine months of 1998. The average realized price received for gas production increased 21.3% to $2.11 per mcf in the first nine months of 1999 from $1.74 per mcf in the first nine months of 1998. Prices received for gas production are net of hedging gains and/or losses in the respective periods.

The increases in natural gas production resulted from successful drilling and recompletion activities in various basins, particularly in western Kansas and in the Permian and San Juan Basins of New Mexico. Some of these increases were partially offset by production declines on previously existing properties.

Oil and gas production cost consists of lease operating expense and production and severance taxes. Total production costs increased 21.9% in the first nine months of 1999 to $2,701,000 from $2,216,000 in the first nine months of 1998, excluding the well connect fees as described herein. Total production costs per mcf equivalent (MCFE) decreased 1.3% to $0.79 per MCFE in the first nine months of 1999 from $0.80 in the first nine months of 1998. The primary reason for the overall increased was the accrual of well connect fees in the amount of $250,000. The fees are a result of a 1997 agreement that contained a contingency clause whereby certain costs would need to be reimbursed to the party providing the well connections if various productions levels were not attained. Those levels will not be attained.

Energy Marketing (Discontinued Operations)

Energy marketing revenue increased $3,901,000 in the first nine months of 1999 to $11,059,000 from $7,158,000 in the first nine months of 1998. Energy marketing related expenses increased $3,876,000 to $11,009,000 in the first nine months of 1999 from $7,133, 000 in the first nine months of 1998. The Company entered into a management contract which included a high volume of natural gas in the first quarter of 1999. The contract was not in place until September 1, 1998 and was terminated on April 30, 1999.

Depreciation, Depletion, Amortization and Impairment

Depreciation, depletion, amortization and impairment (DD & A) expense increased $252,000 in the first nine months of 1999 to $382,000 from $130,000 in the first nine month of 1998. DD & A per MCFE of gas produced decreased (9.8%) to $0.53 per MCFE in the nine months ended September 30, 1999 compared to $0.58 per MCFE in the nine months ended September 30, 1998. An impairment charge of $300,000 was taken on the CONAV facility in Mexico.

Exploration Expense (Discontinued Operations)

Exploration expense primarily includes unsuccessful drilling cost, and Geological and Geophysical (G & G) costs. Exploration expense increased in the nine months ended September 30, 1999 by 147.4% to $681,000 from $275,000 in the nine months ended September 30, 1998.

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses were $1,031,000 higher in the first nine months of 1999 than in the first nine months of 1998. This large increase was due primarily to staff increases initiated in mid-1998 to support development activities as the Company emerged from bankruptcy as well as increased professional fees in support of the sales process and preliminary cogeneration development expenses.

Third Quarter of 1999 as compared to the Third Quarter of 1998

The Company for the third quarter of 1999 reported net income of $1,866,000 compared to $1,621,000 for the third quarter of 1998. Items relating to the bankruptcy were as follows:

$ in Thousands)

                       3rd Quarter 1999     3rd Quarter 1998        Difference
                    -----------------------------------------------------------
Interest Expense                                $(1,889)              $1,889
Interest Income                                   2,207               (2,207)
Professional Fees           $(22)                  (906)                 884
Other                        --                     (68)                  68
                    -----------------------------------------------------------
Total                       $(22)                 $(656)                $634


Nevada Cogeneration Associates #1 (NCA#1)

The Company's 50% portion of NCA#1's operating profit was $321,000 lower in the third quarter of 1999 than in the third quarter of 1998. This was primarily due to a $1,523,000 increase in maintenance expenses associated with the two engine outages in August. This amount will partially be offset by expected insurance reimbursements.

Operating and Maintenance Operations

Revenues were $5,000 lower in the third quarter of 1999 than in the third quarter of 1998, while expenses increased by $42,000, primarily the result of decreased summer incentive revenue as the turbine failures effected plant efficiency during the quarter.

Oil and Gas Operations (Discontinued Operations)

Oil and gas production revenue increased $454,000 or 26.5% to $2,171,000 in the three months ended September 30, 1999 compared to $1,717,000 in the three months ended September 30, 1998. Natural gas volumes produced in the third quarter of 1999 increased 149,752 mcf or 17.8% to 989,799 mcf from 840,047 mcf in the three months ended September 30, 1998. Oil volumes produced increased 4,992 bbls or 47.8% in the three months ended September 30, 1998. The average realized price received for oil production increased 60.5% to $20.17 per bbl in the third quarter of 1999 from $12.57 per bbl in the third quarter of 1998. The average realized price received for gas production increased 52.1% to $2,54 per mcf in the third quarter of 1999 from $1.67 per mcf in the third quarter of 1998. Prices received for gas production are net of hedging gains and/or losses in the respective periods.

The increases in natural gas production resulted from successful drilling and recompletion activities in various basins, particularly in western Kansas and in the Permian and San Juan Basins of New Mexico. Some of these increases were partially offset by production declines on previously existing properties.

Oil and gas production cost consists of lease operating expense and production and severance taxes. Total production costs decreased 9.6% in the third quarter of 1999 to $771,000 from $853,000 in the third quarter of 1998. Total production costs per mcf equivalent (MCFE) decreased 24.5% to $0.71 per MCFE in the third quarter of 1999 from $0.94 in the third quarter of 1998.

Energy Marketing (Discontinued Operations)

Energy marketing revenue decreased $1,673,000 in the third quarter of 1999 to $1,109,000 from $2,782,000 in the third quarter of 1998. Energy marketing related expenses decreased $1,457,000 to $1,267,000 in the third quarter of 1999 from $2,724,000 in the third quarter of 1998.

Depreciation, Depletion, Amortization and Impairment

Depreciation, depletion, amortization and impairment (DD&A) expense increased $267,000 in the third quarter of 1999 to $310,000 from $43,000 in the third quarter of 1998. DD&A per MCFE produced decreased 26.7% to $0.53 per MCFE in the three months ended September 30, 1999 compared to $0.73 per MCFE in the three months ended September 30, 1998. As mentioned earlier, a $300,000 impairment charge was taken in the third quarter for the CONAV facility.

Exploration Expense (Discontinued Operations)

Exploration expense primarily includes unsuccessful drilling cost and geological and geophysical (G&G) costs. Exploration expense decreased in the three months ended September 30, 1999 by 53.9% to $43,000 from $92,000 in the three months ended September 30, 1998.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $350,000 to $737,000 in the third quarter of 1999 compared to the same period in 1998. The increase was due to an increase in payroll and related expenses of rent, payroll taxes and office expense as the company geared up into late 1998 for an increase capital development program. Also professional costs were higher as a result of activities relating to selling the Company and its assets.

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

The financial institutions with which the Company has its material relationships have each represented to the Company that their respective Y2K compliance programs are underway with final testing to be completed in the second half of 1999.

Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities. This pronouncement was delayed by SFAS #137 and will now be will be effective for fiscal years beginning after September 15, 2000. Earlier application is encouraged, however, the Company does not anticipate adopting SFAS #133 until the fiscal year beginning January 1, 2001.

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

ITEM 3.

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and by policy, is averse to principal loss and seeks to protect its invested funds by limiting default risk and reinvestment risk. The NCA#1 cogeneration facility uses interest rate swap agreements to mitigate their exposure to adverse interest rate fluctuations.

Foreign Currency Risk

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All income received from international customers, with the exception of balances in local operating accounts, are converted to U.S. Dollars to mitigate exposure to currency changes. The Company has subsidiary operations in Mexico, which are subject to currency fluctuations. These foreign subsidiaries are limited in their operations and level of investment by the parent company so that the risk of currency fluctuations is minimized.

Commodity Price Risk

 Oil and gas commodity markets are influenced by global as well as regional supply and demand. Worldwide political events can also impact commodity prices. Management's policy is to mitigate its exposure to fluctuations in sales prices received for natural gas production through the use of various hedging tools. These tools include, but are not limited to: commodity futures and option contracts; fixed-price swaps; basis swaps, and term sales contracts. Contract terms generally range from one month to three years. While BFC mitigates its exposure to declining natural gas sales prices, it may be subject to lost opportunity costs resulting from increasing natural gas prices in excess of those committed. Should production from existing facilities under existing operating conditions not fulfill committed contracts, BFC may be required to acquire natural gas in the open market and, In addition, volumes produced in excess of those contracted are sold at market prices.

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Subsequent to December 31, 1998, the Environmental Protection Agency ("EPA") filed a lawsuit in the United States District Court of Nevada against NCA#1, BNC and TCCCC seeking damages of $25,000 per day from an unspecified point in time and requiring the installation of custom emission control equipment. (United States of America v. Nevada Cogeneration Associates #1, et al, No. CV-S-99-00107
PMP). As a result of negotiation, all parties entered into a consent decree prepared by the U.S. Department of Justice that resolved the above mentioned lawsuit and required NCA#1 to pay a $100,000 fine and install the emission control equipment. The consent decree became final and was entered by the court on August 27, 1999. As a condition of settlement with the EPA, NCA#1 installed Selective Catalytic Reduction Equipment ("SCR's") during the spring of 1999 maintenance outage. The proposed fine was previously accrued by NCA#1 and paid on September 20, 1999. NCA#1 believes that, with the payment of the fine and entering of the consent decree, it will have no additional liability for the violations alleged in the above mentioned lawsuit.


Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information. None

Item 6.  Reports on Form 8-K. Form 8K filed on August
                              20, 1999 "Stock Purchase Agreement dated August 11, 1999 by and Between Bonneville Pacific Corporation, as Seller, and CEC Resources, Ltd., As Buyer"

                              Form 8K filed on September 22, 1999
                              "Agreement and Plan of Merger dated as of September 17, 1999 by and between Bonneville Pacific Corporation, as Seller and El Paso Energy Corporation, as Buyer" and Press Release dated September 20, 1999

                              Form 8K filed on November 4, 1999
                              "Announcing disposition of Bonneville Fuels
                              Corporation asset"

Item 6a  Exhibit-27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1999         BONNEVILLE PACIFIC CORPORATION
                                 (Registrant)

                                 s/ Clark M. Mower
                                 Clark M. Mower, President
                                 Principal Executive Officer

                                 s/ R. Stephen Blackham
                                 R. Stephen Blackham
                                 Principal Financial and Accounting Officer